Form 10-Q
period 1996-06-30
INTERSTATE HOTELS CO
filed 1996-08-14
CIK 1012624

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                         ______________________________


                           INTERSTATE HOTELS COMPANY

                                FOSTER PLAZA 10
                               680 ANDERSEN DRIVE
                        PITTSBURGH, PENNSYLVANIA  15220
                                 (412) 937-0600


       PENNSYLVANIA                   1-11731                  25-1788101
(State of incorporation)           (SEC File No.)             (IRS Employer
                                                            Identification No.)

         The Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the Registrant was required to file such reports, but (2) has not been subject to such filing requirements for the past 90 days.

         The number of shares of Common Stock, par value $0.01 per share, outstanding at August 13, 1996 was 28,668,350.


================================================================================

                                     INDEX

                           INTERSTATE HOTELS COMPANY


Part I     Financial Information                                   Page No.
- ------     ---------------------                                   --------

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets - June 30, 1996 and
              December 31, 1995

           Consolidated Statements of Operations - Pro Forma
              Three Months and Six Months Ended
              June 30, 1995 and June 30, 1996

           Consolidated Statements of Operations - Historical
              Three Months and Six Months Ended
              June 30, 1995 and June 30, 1996

           Consolidated Statements of Cash Flows - Six Months
              Ended June 30, 1995 and June 30, 1996

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Part II    Other Information
- -------    -----------------

Item 4.    Submission of Matters to a Vote of Security Holders

Item 6.    (A)   Exhibits
           (B)   Reports of Form 8-K

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                           INTERSTATE HOTELS COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                    -------

                    (In thousands, except per share amounts)


                                    ASSETS

                                                                              June 30,           December 31,
                                                                                1996                1995
                                                                          ---------------      ---------------
                                                                            (unaudited)                 (A)
Current assets:
     Cash and cash equivalents                                               $  38,078               $  14,035
     Accounts receivable                                                        24,091                  10,654
     Net investment in direct financing leases                                     400                     399
     Deferred income taxes                                                       4,048                     --
     Prepaid expenses and other current assets                                   4,005                     313
                                                                             ---------               ---------
                 Total current assets                                           70,622                  25,401

Restricted cash                                                                 10,864                   2,096
Property and equipment, net                                                    376,076                   1,894
Investments in management contracts, net of accumulated amortization of
  $18,464 at June 30, 1996 and $16,933 at December 31, 1995                      4,007                   5,861
Investments in hotel real estate                                                 4,931                  12,884
Officers and employees notes receivable                                          4,681                   1,219
Affiliates notes receivable                                                         --                   8,718
Net investment in direct financing leases                                          930                     836
Other assets                                                                    12,815                   2,492
                                                                             ---------               ---------

                         Total assets                                        $ 484,926               $  61,401
                                                                             =========               =========

                             LIABILITIES AND EQUITY

Current liabilities:
     Accounts payable                                                            7,545                     926
     Accounts payable - health trust                                             1,192                   5,505
     Accrued payroll and related benefits                                        7,156                   3,026
     Other accrued liabilities                                                  23,027                   5,546
     Current portion of long-term debt                                           5,171                     363
                                                                             ---------               ---------
                 Total current liabilities                                      44,091                  15,366

Long-term debt                                                                 219,620                  35,907
Deferred income taxes                                                            2,101                      --
Other liabilities                                                                1,213                      --
                                                                             ---------               ---------
                 Total liabilities                                             267,025                  51,273
                                                                             ---------               ---------

Minority interests                                                               6,185                     872

Equity:
     Common stock, $.01 par value; authorized 75,000 shares;
         issued and outstanding 27,220 shares as of June 30, 1996                  272                       3
     Paid-in capital                                                           220,525                  26,883
     Unearned compensation                                                          --                  (3,263)
     Accumulated deficit                                                        (9,081)                (12,737)
     Receivable from stockholders                                                   --                  (1,630)
                                                                             ---------               ---------
                 Total equity                                                  211,716                   9,256
                                                                             ---------               ---------
                         Total liabilities and equity                        $ 484,926               $  61,401
                                                                             =========               =========


       (A) The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    -------

              (Unaudited, in thousands, except per share amounts)

                                                                       Pro Forma (Note 3)
                                                -----------------------------------------------------------------
                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                                --------------------------            ---------------------------
                                                  1995             1996                 1995              1996
                                                ---------        ---------            ---------         ---------
Lodging revenues:
   Rooms                                        $  27,731        $  31,400            $  52,721         $  58,482
   Food and beverage                               16,407           18,074               31,212            33,863
   Other departmental                               3,039            3,268                5,993             6,387
Management and related fees                        10,319           11,082               19,726            21,889
                                                ---------        ---------            ---------         ---------

                                                   57,496           63,824              109,652           120,621
                                                ---------        ---------            ---------         ---------
Lodging expenses:
   Rooms                                            6,427            6,973               12,497            13,249
   Food and beverage                               11,775           12,794               22,962            24,236
   Other departmental                               1,646            1,458                3,199             2,737
   Property costs                                  14,048           15,737               28,063            30,216
General and administrative                          2,456            2,478                4,940             5,066
Payroll and related benefits                        3,597            4,148                7,435             8,397
Depreciation and amortization                       4,443            4,504                8,958             9,003
                                                ---------        ---------            ---------         ---------

                                                   44,392           48,092               88,054            92,904
                                                ---------        ---------            ---------         ---------

        Operating income                           13,104           15,732               21,598            27,717

Other expense:
   Interest, net                                    4,572            4,570                9,144             9,196
   Other, net                                         537              631                  828             1,127
                                                ---------        ---------            ---------         ---------

        Income before income taxes                  7,995           10,531               11,626            17,394

Income tax expense                                  3,038            4,002                4,418             6,610
                                               ----------        ---------            ---------         ---------

        Net income                             $    4,957        $   6,529            $   7,208         $  10,784
                                               ==========        =========            =========         =========

Pro forma earnings per common
     share and common share equivalent         $      .17        $     .23            $     .25         $     .38
                                               ==========        =========            =========         =========

Weighted average number of common
     shares and common share
     equivalents outstanding                       28,703           28,703               28,703            28,703
                                               ==========        =========            =========         =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    -------

                           (Unaudited, in thousands)

                                                                            Historical
                                                -----------------------------------------------------------------
                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                                --------------------------            ---------------------------
                                                  1995             1996                 1995              1996
                                                ---------        ---------            ---------         ---------
Lodging revenues:
   Rooms                                            --           $   2,033                --             $  2,033
   Food and beverage                                --               1,021                --                1,021
   Other departmental                               --                 221                --                  221
Net management fees                             $   6,724            7,796            $  12,570            14,978
Other management-related fees                       4,679            4,875                9,082             9,988
                                                ---------        ---------            ---------         ---------
                                                   11,403           15,946               21,652            28,241
                                                ---------        ---------            ---------         ---------
Lodging expenses:
   Rooms                                            --                 384                --                  384
   Food and beverage                                --                 743                --                  743
   Other departmental                               --                  92                --                   92
   Property costs                                   --                 880                --                  880
General and administrative                          2,237            2,238                4,317             4,576
Payroll and related benefits                        3,569            4,148                7,404             8,397
Non-cash compensation                               --              11,896                 -               11,896
Depreciation and amortization                         961            1,340                2,002             2,441
                                                ---------        ---------            ---------         ---------

                                                    6,767           21,721               13,723            29,409
                                                ---------        ---------            ---------         ---------

     Operating income (loss)                        4,636           (5,775)               7,929            (1,168)

Other income (expense):
   Interest, net                                       76             (528)                 128            (1,015)
   Other, net                                       --                 635                --                  751
                                                ---------        ---------            ---------         ---------
     Income (loss) before income taxes              4,712           (5,668)               8,057            (1,432)

Income tax expense                                  --               6,631                --                6,631
                                                ---------        ---------            ---------         ---------

     Income (loss) before extraordinary items       4,712          (12,299)               8,057            (8,063)

Extraordinary loss from early extinguishment
    of debt, net of deferred tax
    benefit of $3,937                               --               7,643                --                7,643
                                                ---------        ---------            ---------         ---------

     Net income (loss)                          $   4,712        $ (19,942)           $   8,057         $ (15,706)
                                                =========        =========            =========         =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    -------

                           (Unaudited, in thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                      ------------------------------
                                                                                         1995                1996
                                                                                      ----------          ----------
Cash flows from operating activities:
     Net income (loss)                                                                 $  8,057            $ (15,706)
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                                                    2,002                2,441
         Minority interests' share of equity loss from
             investment in hotel real estate                                                 --                 (540)
         Write-off of deferred financing fees                                                --                6,231
         Non-cash stock compensation                                                         --               11,896
         Deferred income taxes                                                               --                2,694
         Other                                                                              (39)                (175)
     Cash provided (used) by assets and liabilities:
         Accounts receivable                                                             (1,913)              (1,489)
         Prepaid expenses and other assets                                                 (174)                (657)
         Accounts payable                                                                 2,700               (3,857)
         Accrued liabilities                                                              2,623                5,285
                                                                                        -------             --------
             Net cash provided by operating activities                                   13,256                6,123
                                                                                        -------             --------
Cash flows from investing activities:
     Investments in contracts                                                              (90)                  (77)
     Equity investment in hotel real estate                                                 --                (4,931)
     Change in notes receivable, net                                                    (1,857)               (3,462)
     Acquisition of hotels, net of cash received                                            --              (115,490)
     Purchase of property and equipment                                                   (310)                 (283)
     Purchase of assets to be leased                                                      (374)                 (320)
     Other                                                                                (207)               (2,695)
                                                                                       -------              --------
             Net cash used in investing activities                                      (2,838)             (127,258)
                                                                                       -------              --------
Cash flows from financing activities:
     Proceeds from long-term debt                                                           --               195,000
     Repayment of long-term debt                                                          (300)             (240,439)
     Financing costs paid                                                                   --                (9,349)
     Proceeds from issuance of common stock, net                                            --               235,151
     Capital contributions                                                                 600                    --
     Change in funds restricted for debt service                                            --                   (83)
     Funds advanced to stockholders                                                     (6,985)               (6,423)
     Repayment of funds advanced to stockholders                                         2,493                 8,053
     Repayment of notes payable to stockholders                                             --               (30,000)
     Distributions and capital distributions paid                                       (4,228)               (6,732)
                                                                                       -------              --------
             Net cash (used in) provided by financing activities                        (8,420)              145,178
                                                                                       -------              --------
Net increase in cash and cash equivalents                                                1,998                24,043

Cash and cash equivalents at beginning of period                                         6,702                14,035
                                                                                       -------              --------
Cash and cash equivalents at end of period                                             $ 8,700              $ 38,078
                                                                                       =======              ========
Supplemental disclosure of cash flow information:

     Cash paid for interest                                                            $   153              $  2,534
                                                                                       =======              ========
Supplemental disclosure of non-cash investing and financing activities:

     Notes payable issued to stockholders                                                   --              $ 30,000
                                                                                       =======              ========

     Assets contributed for stock                                                           --              $  9,916
                                                                                       =======              ========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited, dollars in thousands except per share amounts)

                                    -------


1.       ORGANIZATION AND BASIS OF PRESENTATION:

         Interstate Hotels Company (the Company) provides management and other related services principally to hotels through its wholly-owned subsidiaries. As of June 30, 1996, the Company also owned eight hotels and had a majority interest in six other hotels (collectively, the Owned Hotels). The Company was formed on April 19, 1996. As a result of the transactions discussed in Note 2, the consolidated interim financial statements of the Company as of June 30, 1996 consist of the historical results of Interstate Hotels Corporation and Affiliates
         (IHC), the Company's predecessor, and the operations of the Owned Hotels from the date of their acquisition. Prior thereto, the consolidated interim financial statements reflect only the historical activity of IHC. All significant intercompany transactions and balances have been eliminated in consolidation.

         The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Registration Statement on Form S-1 (No. 333-03958), filed with the SEC on April 26, 1996, as amended (the Registration Statement).

         The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2.       INITIAL PUBLIC OFFERING:

         In June 1996, the Company completed an initial public offering of 11,000,000 shares of its common stock at a price of $21 per share (the Initial Offering). In July 1996, the underwriters of the Company's Initial Offering exercised their over-allotment options and purchased an additional 1,448,350 shares of common stock at $21 per share from the Company. After underwriting discounts, commissions and other Initial Offering expenses, net proceeds to the Company were $211,851 from the Initial Offering and $28,601 from the exercise of the over-allotment options. The Company used a significant portion of the proceeds of the Initial Offering to repay certain debt obligations and to fund hotel acquisitions.

           (Unaudited, dollars in thousands except per share amounts)

                                    -------


2.       INITIAL PUBLIC OFFERING, continued:

         The following transactions were consummated prior to or concurrently with the consummation of the Initial Offering:

         EXERCISE OF THE BLACKSTONE OPTION: In October 1995, IHC granted Blackstone Real Estate Advisors L.P. and certain of its affiliates (collectively, Blackstone) an option (the Blackstone Option) to purchase an equity interest in a new company to be formed to succeed IHC for an exercise price of $23,300. In connection with the Initial Offering, Blackstone exercised the Blackstone Option and received 2,133,333 shares of common stock of the Company.

         ACQUISITION OF THE BLACKSTONE HOTEL INTERESTS: In March 1996, a subsidiary of the Company entered into a purchase and sale agreement to acquire all of Blackstone's interests in thirteen of the Owned Hotels (the Blackstone Acquisition). In connection with the Initial Offering, the Blackstone Acquisition was consummated for a cash purchase price of $124,400. In addition to the Blackstone Acquisition, Blackstone also contributed their interest in one hotel in consideration for $8,300 of common stock of the Company. Additionally, the principal shareholders of IHC contributed their equity interests in the Owned Hotels to the Company in exchange for common stock of the Company concurrent with the Initial Offering. The Blackstone Acquisition has been accounted for using the purchase method of accounting except that carryover basis was used for 9.3% of the acquired interests. The contributions of interests in the Owned Hotels in exchange for common stock of the Company have been accounted for using carryover basis.

3.       PRO FORMA INFORMATION:

         The unaudited pro forma consolidated statements of operations for the three-month and six-month periods ended June 30, 1995 and 1996 are presented as if the acquisitions of Blackstone's interests in all of the Owned Hotels, the acquisition of the Boston Marriott Westborough Hotel and the consummation of the transactions described in Note 2 had occurred on January 1, 1995. Such pro forma information is based in part upon information contained in the Company's Registration Statement and should be read in conjunction with the Registration Statement. In management's opinion, all pro forma adjustments necessary to reflect the effects of these transactions have been made. The pro forma information does not include earnings on the Company's pro forma cash and short-term investments or certain one-time charges to income, and does not purport to present what the actual results of operations of the Company would have been if the previously mentioned transactions had occurred on such dates or to project the results of operations of the Company for any future period.

           (Unaudited, dollars in thousands except per share amounts)

                                     -------


4.       EARNINGS PER SHARE:

         Prior to the consummation of the Company's Initial Offering, the predecessors of the Company were organized as S corporations, partnerships and limited liability companies. Accordingly, the Company believes that the historical earnings per share calculations required in accordance with Accounting Principles Board Opinion No. 15 are not meaningful for periods prior to the Initial Offering and, therefore, have not been provided. Rather, pro forma earnings per share is a more meaningful measure of the Company's results of operations for the periods presented.

         The weighted average number of common shares and common share equivalents used in the computation of pro forma earnings per share for the three-month and six-month periods ended June 30, 1995 and 1996 are as follows:

                Weighted average common shares
                  and common share equivalents issued                28,667,000
                Dilutive effect of stock options                         36,000
                                                                     ----------
                                                                     28,703,000
                                                                     ==========

         The pro forma earnings per share for the three-month and six-month periods ended June 30, 1995 and 1996 have been calculated by dividing pro forma net income by the weighted average number of shares of common stock deemed to be outstanding. Net income has been adjusted to pro forma net income by reflecting the transactions discussed in Note 2 and other required adjustments as discussed in Note 3 as if the transactions had occurred on January 1, 1995.

5.       INVESTMENTS IN HOTEL REAL ESTATE:

         The Company accounts for its investments in hotel real estate as follows:

         o Majority-owned hotels: The Company consolidates all majority-owned interests in hotels.

         o Less than majority owned: The Company accounts for investments in less than 50% but greater than 20% owned entities in which it can exert significant influence on the equity method of accounting. The Company accounts for all other investments on the cost method.

         As of June 30, 1996, investments under the balance sheet caption investments in hotel real estate consisted primarily of minority interests in two hotel partnerships in which the Company does not exert significant influence. As of December 31, 1995, this caption consisted of an investment in which the Company had a less than 50% controlling interest. As part of the transaction discussed in Note 2, the Company acquired a majority interest in this investment and has accounted for the acquisition using the purchase method of accounting.

           (Unaudited, dollars in thousands except per share amounts)

                                    -------


6.       LONG-TERM DEBT:

         Long-term debt consisted of the following:

                                                                             June 30,             December 31,
                                                                               1996                   1995
                                                                            ----------            ------------
         Term Loan and Revolving Credit Facility                             $ 195,000                      --
         CGL Loan                                                               29,250                      --
         IHC revolving credit and term loan facility                                --               $  35,000
         Other                                                                     541                   1,270
                                                                              --------               ---------
                                                                               224,791                  36,270

         Less current portion                                                    5,171                     363
                                                                             ---------               ---------
                                                                             $ 219,620               $  35,907
                                                                             =========               =========


         Effective June 25, 1996, the Company entered into a $195,000 Term
         Loan and a $100,000 Revolving Credit Facility (collectively, the Credit Facilities). The Term Loan is payable over seven years in accelerating quarterly installments beginning September 26, 1996 and includes certain mandatory prepayment provisions. All remaining unpaid accrued interest and principal on the Term Loan will be due June 26, 2003. The Revolving Credit Facility provides for borrowings under letters of credit, revolving loans for working capital and acquisition loans to be used to finance additional hotel acquisitions.

         The proceeds from the Term Loan were used to refinance certain indebtedness of the Company and to pay fees and expenses incurred in connection with the Credit Facilities. Proceeds from the Term Loan in the amount of $90,000 were used to purchase a subordinated participation interest in the $119,250 mortgage indebtedness of Interestone/CGL, a subsidiary of the Company (CGL Loan). As of June 30, 1996, on a consolidated basis, the Company had outstanding, in addition to the Term Loan, $29,250 of the CGL Loan. The CGL Loan requires no principal payments until the indebtedness matures on June 25, 2003. All other terms of the CGL Loan, including interest and covenants, are identical to the Credit Facilities.

         Interest on the Credit Facilities and the CGL Loan is payable subject to the Company's election of the Base Rate Option or the Eurodollar Option. The Base Rate Option is the lender's prime rate plus 1%. The Eurodollar Option can be applied for periods of one, two, three or six months, and is LIBOR plus 2%. The Company elected the Eurodollar Option to be in effect as of June 30, 1996, and was 7.5%. Additionally, the Company has purchased two interest rate protection agreements: an interest rate cap that limits LIBOR to 5.5% on $105,000 of the indebtedness through June 28, 1999 and an interest rate swap that provides for a fixed LIBOR rate of 5.8% on $72,105 of the indebtedness through December 15, 2000.

         A nonrefundable commitment fee equal to 3/8 of 1% of the unused portion of the Revolving Credit Facility is payable quarterly. Additionally, letter of credit fees equal to 2.25% of the outstanding letters of credit are payable quarterly.

           (Unaudited, dollars in thousands except per share amounts)

                                    -------


6.       LONG-TERM DEBT, continued:

         The Credit Facilities and the CGL Loan contain certain restrictive covenants, including the maintenance of several financial ratios, restrictions on the payment of dividends, limitations on additional indebtedness, limitations on changes in members of the Board of Directors and certain other reporting requirements. The Company has pledged substantially all of the assets of the Company and an interest in the rights to the cash flows of certain of the Owned Hotels as collateral for the Credit Facilities and the CGL Loan.

         Aggregate scheduled maturities of long-term debt outstanding as of June 30, 1996 for each of the five years ending December 31 and thereafter are as follows:

                  1996                                   $   2,500
                  1997                                       7,671
                  1998                                      12,681
                  1999                                      20,189
                  2000                                      30,000
                  Thereafter                               151,750
                                                         ---------
                                                         $ 224,791
                                                         =========


7.       SHAREHOLDERS' EQUITY:

         The Company's Articles of Incorporation grant the Board of Directors the authority to issue up to 25,000,000 shares of preferred stock having such rights, preferences and privileges as designated by the Board without shareholder approval. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of such preferred stock that may be issued in the future.

8.       NON-CASH COMPENSATION:

         Prior to the Initial Offering, the Company issued 785,533 shares of restricted stock to certain executives and employees to replace certain prior options issued by IHC in 1995. The restricted shares were valued based on the estimated value of the common stock of the Company at the time the restricted stock was issued. The issuance of the restricted stock resulted in a one-time charge of $11,896, which is classified as non-cash compensation expense in the accompanying consolidated statements of operations.

9.       INCOME TAXES:

         IHC was organized as S corporations, partnerships and limited liability companies for federal and state income tax purposes until the Initial Offering. Accordingly, IHC was not subject to income tax, as all taxable income or loss of IHC was reported on the tax return of its shareholders or owners. As a result of the change in IHC's tax status to a C corporation effective with the consummation of the Initial Offering, the Company recorded income tax expense amounting to $6,261 to establish deferred taxes existing as of the date of the change in tax status. The difference between the Company's effective income tax rate and statutory federal income tax rate for the six-month period ended June 30, 1996 results mainly from the change in tax entity and from state income taxes.

           (Unaudited, dollars in thousands except per share amounts)

                                    -------

10.      EXTRAORDINARY ITEMS:

         In June 1996, the Company recorded an extraordinary loss amounting to $7,643, net of a deferred tax benefit of $3,937, as a result of the early extinguishment of certain debt. The extraordinary loss related principally to the write-off of deferred financing fees, prepayment penalties and loan commitment fees.

11.      SUBSEQUENT EVENTS:

         As discussed in Note 3, the Company acquired the Boston Marriott Westborough Hotel on July 1, 1996 for $18,900. This acquisition is included in the pro forma consolidated statements of operations.

         The Company also purchased three additional hotels in July 1996. These three separate acquisitions include: the Brentwood Holiday Inn located in Nashville, Tennessee, the Blacksburg Marriott Hotel located in Blacksburg, Virginia and the Roanoke Marriott Hotel located in Roanoke, Virginia. The total aggregate purchase price of these three hotels was $50,400. These acquisitions have not been included in the pro forma financial results of the Company because consummation of the acquisitions was not probable as of June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


PRO FORMA THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO PRO FORMA THREE MONTHS ENDED JUNE 30, 1995

Pro forma total revenues increased by $6.3 million, or 11.0%, from $57.5 million in the three months ended June 30, 1995 to $63.8 million in the three months ended June 30, 1996. The most significant portion of this increase related to lodging revenues, which consists of rooms, food and beverage and other revenues. Pro forma lodging revenues increased by $5.5 million, or 11.8%, from $47.2 million in the three months ended June 30, 1995 to $52.7 million in the three months ended June 30, 1996. The increase was due to the overall improvement in the operating performance of the Owned Hotels, which was attributed to a change in franchise affiliations for certain of the Owned Hotels, fewer hotel renovations in 1996 than in 1995 and an overall improvement in economic conditions in certain geographic regions. This increase in lodging revenues was consistent with the increase in the Owned Hotels' room revenues of $3.7 million, or 13.2%, to $31.4 million in the three months ended June 30, 1996. For the Owned Hotels, the average room rate increased by 9.7%, from $87.74 during the three months ended June 30, 1995 to $96.28 during the three months ended June 30, 1996, and occupancy increased from 75.8% to 76.9%, respectively. This resulted in an 11.3% increase in revenue per available room (REVPAR) to $74.05 during the three months ended June 30, 1996. The Philadelphia, Atlanta, Chicago, Denver, Houston and Colorado Springs markets had the most significant impact on average rate and occupancy growth. Pro forma management and related fees increased by $0.8 million, or 7.4%, from $10.3 million in the three months ended June 30, 1995 to $11.1 million in the three months ended June 30, 1996 due primarily to the performance improvement of existing managed hotels and incremental revenues associated with the net addition of new hotels, many of which utilize the Company's other contractual services. Such contractual services include insurance services, purchasing and renovation services, MIS support, centralized accounting, leasing and training and relocation programs.

Pro forma lodging expenses, which consists of rooms, food and beverage, property costs and other expenses, increased by $3.1 million, or 9.0%, from $33.9 million in the three months ended June 30, 1995 to $37.0 million in the three months ended June 30, 1996. The pro forma operating margin of the Owned Hotels increased from 28.2% during the three months ended June 30, 1995 to 29.9% during the three months ended June 30, 1996. The increase was attributed to the increase in revenues and the overall improvement in operating efficiencies of the Owned Hotels.

General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. Pro forma general and administrative expenses in the three months ended June 30, 1996 remained relatively consistent with pro forma general and administrative expenses in the three months ended June 30, 1995 due to the relatively fixed nature of these expenses. Pro forma general and administrative expenses as a percentage of pro forma revenues decreased to 3.9% during the three months ended June 30, 1996 compared to 4.3% during the three months ended June 30, 1995 as a result of operating leverage.

Pro forma payroll and related benefits expenses increased by $0.5 million, or 15.3%, from $3.6 million in the three months ended June 30, 1995 to $4.1 million in the three months ended June 30, 1996. The increase was due primarily to the addition of new employees related to the growth of the Company's hotel management business. Pro forma payroll and related benefits expenses as a percentage of pro forma revenues remained relatively consistent during the three months ended June 30, 1996 and 1995.

Pro forma depreciation and amortization of $4.5 million in the three months ended June 30, 1996 remained relatively consistent with pro forma depreciation and amortization of $4.4 million in the three months ended June 30, 1995.

Pro forma operating income increased by $2.6 million, or 20.1%, from $13.1 million in the three months ended June 30, 1995 to $15.7 million in the three months ended June 30, 1996. Accordingly, pro forma operating margin increased from 22.8% during the three months ended June 30, 1995 to 24.6% during the three months ended June 30, 1996. As discussed above, the improvement in the pro forma operating margin was attributed to the increase in pro forma revenues and the overall decrease in pro forma operating expenses as a percentage of pro forma revenues.

The pro forma income tax expense of $4.0 million in the three months ended June 30, 1996 and $3.0 million in the three months ended June 30, 1995 was computed as if the Company were subject to federal and state income taxes for the entire period, based on an effective tax rate of 38%.

As a result of the changes noted above, pro forma net income increased by $1.5 million, or 31.7%, from $5.0 million in the three months ended June 30, 1995 to $6.5 million in the three months ended June 30, 1996. Accordingly, pro forma net income margin increased from 8.6% during the three months ended June 30, 1995 to 10.2% during the three months ended June 30, 1996.

PRO FORMA SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 30, 1995

Pro forma total revenues increased by $10.9 million, or 10.0%, from $109.7 million in the six months ended June 30, 1995 to $120.6 million in the six months ended June 30, 1996. The most significant portion of this increase related to pro forma lodging revenues, which increased by $8.8 million, or 9.8%, from $89.9 million in the six months ended June 30, 1995 to $98.7 million in the six months ended June 30, 1996. The increase was due to the overall improvement in the operating performance of the Owned Hotels, which was attributed to a change in franchise affiliations for certain of the Owned Hotels, fewer hotel renovations in 1996 than in 1995 and an overall improvement in economic conditions in certain geographic regions. This increase in lodging revenues was consistent with the increase in the Owned Hotels' room revenues of $5.8 million, or 10.9%, to $58.5 million in the six months ended June 30, 1996. For the Owned Hotels, the average room rate increased by 8.1%, from $87.25 during the six months ended June 30, 1995 to $94.35 during the six months ended June 30, 1996, and occupancy increased from 72.8% to 73.6%, respectively. This resulted in a 9.4% increase in REVPAR to $69.49 during the six months ended June 30, 1996. Pro forma management and related fees increased by $2.2 million, or 11.0%, from $19.7 million in the six months ended June 30, 1995 to $21.9 million in the six months ended June 30, 1996 due primarily to the performance improvement of existing managed hotels and incremental revenues associated with the net addition of new hotels, many of which provide for incentive management fees and utilize the Company's other contractual services.

Pro forma lodging expenses increased by $3.7 million, or 5.6%, from $66.7 million in the six months ended June 30, 1995 to $70.4 million in the six months ended June 30, 1996. The pro forma operating margin for the Owned Hotels increased from 25.8% during the six months ended June 30, 1995 to 28.7% during the six months ended June 30, 1996. The increase was attributed to the increase in revenues and the overall improvement in operating performance and operating efficiencies of the Owned Hotels.

Pro forma general and administrative expenses increased slightly from $4.9 million in the six months ended June 30, 1995 to $5.1 million in the six months ended June 30, 1996. Pro forma general and administrative expenses as a percentage of pro forma revenues decreased to 4.2% during the six months ended June 30, 1996 compared to 4.5% during the six months ended June 30, 1995 as a result of operating leverage.

Pro forma payroll and related benefits expenses increased by $1.0 million, or 12.9%, from $7.4 million in the six months ended June 30, 1995 to $8.4 million in the six months ended June 30, 1996. The increase was due primarily to the addition of new employees related to the growth of the Company's hotel management business. Pro forma payroll and related benefits expenses as a percentage of pro forma revenues remained relatively consistent during the six months ended June 30, 1996 and 1995.

Pro forma depreciation and amortization in the six months ended June 30, 1996 remained relatively consistent with pro forma depreciation and amortization in the six months ended June 30, 1995.

Pro forma operating income increased by $6.1 million, or 28.3%, from $21.6 million in the six months ended June 30, 1995 to $27.7 million in the six months ended June 30, 1996. Accordingly, pro forma operating margin increased from 19.7% during the six months ended June 30, 1995 to 23.0% during the six months ended June 30, 1996. As discussed above, the improvement in the pro forma operating margin was attributed to the increase in pro forma revenues and the overall decrease in pro forma operating expenses as a percentage of pro forma revenues.

The pro forma income tax expense of $6.6 million in the six months ended June 30, 1996 and $4.4 million in the three months ended June 30, 1995 was computed as if the Company were subject to federal and state income taxes for the entire period, based on an effective tax rate of 38%.

As a result of the changes noted above, pro forma net income increased by $3.6 million, or 49.6%, from $7.2 million in the six months ended June 30, 1995 to $10.8 million in the six months ended June 30, 1996. Accordingly, pro forma net income margin increased from 6.6% during the six months ended June 30, 1995 to 8.9% during the six months ended June 30, 1996.

HISTORICAL THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO HISTORICAL THREE MONTHS ENDED JUNE 30, 1995

Total revenues increased by $4.5 million, or 39.8%, from $11.4 million in the three months ended June 30, 1995 to $15.9 million in the three months ended June 30, 1996. The most significant portion of this increase related to lodging revenues, which increased by $3.3 million in the three months ended June 30, 1996 due to the acquisition of the Owned Hotels on June 25, 1996. Net management fees increased by $1.1 million, or 15.9%, from $6.7 million in the three months ended June 30, 1995 to $7.8 million in the three months ended June 30, 1996 due to the addition of 39 new management contracts and increased revenues associated with the performance improvement of existing managed hotels. The increase in net management fees was partially offset by the loss of 28 management contracts primarily due to the divestiture of hotels by third-party hotel owners. Other management-related fees increased by $0.2 million, or 4.2%, from $4.7 million in the three months ended June 30, 1995 to $4.9 million in the three months ended June 30, 1996 due to incremental revenues associated with the net addition of new hotels, many of which utilize the Company's other contractual services.

Lodging expenses increased by $2.1 million in the three months ended June 30, 1996 due to the acquisition of the Owned Hotels.

General and administrative expenses in the three months ended June 30, 1996 remained relatively consistent with general and administrative expenses in the three months ended June 30, 1995 due to the relatively fixed nature of these expenses. General and administrative expenses as a percentage of revenues decreased to 14.0% during the three months ended June 30, 1996 compared to 19.6% during the three months ended June 30, 1995 as a result of the acquisition of the Owned Hotels.

Payroll and related benefits expenses increased by $0.5 million, or 16.2%, from $3.6 million in the three months ended June 30, 1995 to $4.1 million in the three months ended June 30, 1996. The increase was due primarily to the addition of new employees related to the growth of the Company's hotel management business. Payroll and related benefits expenses as a percentage of revenues decreased to 26.0% during the three months ended June 30, 1996 compared to 31.3% during the three months ended June 30, 1995 as a result of the acquisition of the Owned Hotels.

Non-cash compensation of $11.9 million in the three months ended June 30, 1996 was incurred as a result of the issuance of 785,533 shares of restricted stock to certain executives and key employees of the Company to replace certain options issued by IHC in 1995.

Depreciation and amortization increased by $0.3 million from $1.0 million in the three months ended June 30, 1995 to $1.3 million in the three months ended June 30, 1996 due to the acquisition of the Owned Hotels.

Operating income (exclusive of non-cash compensation) increased by $1.5 million, or 32.0%, from $4.6 million in the three months ended June 30, 1995 to $6.1 million in the three months ended June 30, 1996. Accordingly, operating margin decreased from 40.7% during the three months ended June 30, 1995 to 38.4% during the three months ended June 30, 1996 due primarily to the acquisition of the Owned Hotels.

Interest, net was $0.5 million of expense in the three months ended June 30, 1996 compared to $0.1 million of income in the three months ended June 30, 1995. The change was due to the increase in interest expense of $0.8 million from $0.1 million in the three months ended June 30, 1995 to $0.9 million in the three months ended June 30, 1996 due to the acquisition of the Owned Hotels. The increase was offset by the increase in interest income of $0.2 million from $0.2 million in the three months ended June 30, 1995 to $0.4 million in the three months ended June 30, 1996 due to higher available cash generated from operations.

Other, net of $0.6 million in the three months ended June 30, 1996 consisted primarily of minority interests.

Income tax expense of $6.6 million in the three months ended June 30, 1996 was attributed primarily to deferred taxes recorded on the date IHC changed its tax status from a pass-through entity for tax purposes to a C corporation.

An extraordinary loss of $7.6 million, net of a deferred tax benefit of $3.9 million, in the three months ended June 30, 1996 was incurred as a result of the early extinguishment of certain debt. The extraordinary loss related to the write-off of deferred financing fees, prepayment penalties and loan commitment fees.

As a result of the changes noted above, a net loss of $19.9 million was recorded in the three months ended June 30, 1996 compared to net income of $4.7 million in the three months ended June 30, 1995.

HISTORICAL SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO HISTORICAL SIX MONTHS ENDED JUNE 30, 1995

Total revenues increased by $6.5 million, or 30.4%, from $21.7 million in the six months ended June 30, 1995 to $28.2 million in the six months ended June 30, 1996. The most significant portion of this increase related to lodging revenues, which increased by $3.3 million in the six months ended June 30, 1996 due to the acquisition of the Owned Hotels. Net management fees increased by $2.4 million, or 19.2%, from $12.6 million in the six months ended June 30, 1995 to $15.0 million in the six months ended June 30, 1996 due to the addition of 39 new management contracts and increased revenues associated with the performance improvement of existing managed hotels. Approximately $0.6 million of this increase resulted from increases in incentive management fees due to performance improvement of existing managed hotels and the increase in the number of new management contracts that provide for incentive management fees. The increase in net management fees was partially offset by the loss of 28 management contracts primarily due to the divestiture of hotels by third-party hotel owners. Other management-related fees increased by $0.9 million, or 10.0%, from $9.1 million in the six months ended June 30, 1995 to $10.0 million in the six months ended June 30, 1996 due to incremental revenues associated with the net addition of new hotels, many of which utilize the Company's other contractual services.

Lodging expenses increased by $2.1 million in the six months ended June 30, 1996 due to the acquisition of the Owned Hotels.

General and administrative expenses increased slightly from $4.3 million in the six months ended June 30, 1995 to $4.6 million in the six months ended June 30, 1996. General and administrative expenses as a percentage of revenues decreased to 16.2% during the six months ended June 30, 1996 compared to 19.9% during the six months ended June 30, 1995 as a result of the acquisition of the Owned Hotels.

Payroll and related benefits expenses increased by $1.0 million, or 13.4%, from $7.4 million in the six months ended June 30, 1995 to $8.4 million in the six months ended June 30, 1996. The increase was due primarily to the addition of new employees related to the growth of the Company's hotel management business. Payroll and related benefits expenses as a percentage of revenues decreased to 29.7% during the six months ended June 30, 1996 compared to 34.2% during the six months ended June 30, 1995 as a result of the acquisition of the Owned Hotels.

Non-cash compensation of $11.9 million in the six months ended June 30, 1996 was incurred as a result of the issuance of 785,533 shares of restricted stock to certain executives and key employees of the Company to replace certain options issued by IHC in 1995.

Depreciation and amortization increased by $0.4 million from $2.0 million in the six months ended June 30, 1995 to $2.4 million in the six months ended June 30, 1996 due to the acquisition of the Owned Hotels.

Operating income (exclusive of non-cash compensation) increased by $2.8 million, or 35.3%, from $7.9 million in the six months ended June 30, 1995 to $10.7 million in the six months ended June 30, 1996. Accordingly, operating margin decreased from 36.6% during the six months ended June 30, 1995 to 38.0% during the six months ended June 30, 1996 due primarily to the acquisition of the Owned Hotels.

Interest, net was $1.0 million of expense in the six months ended June 30, 1996 compared to $0.1 million of income in the six months ended June 30, 1995. The change was due to the increase in interest expense of $1.6 million from $0.2 million in the six months ended June 30, 1995 to $1.8 million in the six months ended June 30, 1996 due to the acquisition of the Owned Hotels. The increase was offset by the increase in interest income of $0.5 million from $0.3 million in the six months ended June 30, 1995 to $0.8 million in the six months ended June 30, 1996 due to higher available cash generated from operations.

Other, net of $0.8 million in the six months ended June 30, 1996 consisted primarily of minority interests.

Income tax expense of $6.6 million in the six months ended June 30, 1996 was attributed primarily to deferred taxes recorded on the date IHC changed its tax status from a pass-through entity for tax purposes to a C corporation.

An extraordinary loss of $7.6 million, net of a deferred tax benefit of $3.9 million, in the six months ended June 30, 1996 was incurred as a result of the early extinguishment of certain debt. The extraordinary loss related to the write-off of deferred financing fees, prepayment penalties and loan commitment fees.

As a result of the changes noted above, a net loss of $15.7 million was recorded in the six months ended June 30, 1996 compared to net income of $8.1 million in the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed the Initial Offering of 11,000,000 shares of its common stock in June 1996 at a price of $21 per share. The Company received net proceeds of $235.2 million from the Initial Offering and the exercise of the Blackstone Option after deducting underwriting discounts and commissions and expenses payable by the Company. In July 1996, the Company received an additional $28.6 million of net proceeds from the sale to the underwriters of an additional 1,448,350 shares of common stock upon exercise of the over-allotment options granted to the underwriters in connection with the Initial Offering. As of June 30, 1996, the Company had used $115.5 million, net of cash acquired, of the Initial Offering proceeds to purchase controlling equity interests in 14 hotels.

A portion of the proceeds of the Initial Offering were used, together with the proceeds of a new $195 million term loan (the "Term Loan"), to repay $240.4 million of indebtedness. The Company also obtained a new $100 million revolving credit facility (the "Acquisition Facility" and, together with the Term Loan, the "Credit Facilities") which may be used to finance the expansion of existing facilities, to obtain management contracts for hotel properties and to finance the acquisition of hotel properties. The Credit Facilities carry variable interest rates based on LIBOR plus 2%, and the Company has entered into interest rate protection agreements covering $177.0 million of indebtedness. The Credit Facilities have a seven-year term and require accelerating quarterly principal payments, beginning on September 26, 1996. In addition to certain mandatory prepayment provisions, the Credit Facilities contain certain restrictive covenants, including the maintenance of financial ratios, restrictions on the payment of dividends, and limitations on additional indebtedness. The Company is in compliance with all of the restrictive covenants. As a result of the above transactions, net of repayment of the notes payable to stockholders of $30 million and a capital distribution of $6.7 million, total funds provided by financing activities was $145.2 million in the six months ended June 30, 1996. Principally as the result of the purchase of the equity interests in 14 hotels discussed above, cash of $127.3 million was used in investing activites during the six-month period ended June 30, 1996.

The Company's capital expenditure budgets for existing properties (before acquisitions) for the remainder of 1996 and 1997 are $9.2 million and $8.7 million, respectively. The Company intends to pursue a growth-oriented strategy involving, among other things, the acquisition of additional management contracts (which may from time to time require capital expenditures by the Company), as well as acquisitions of interests in additional hotel properties and hotel management companies. Management believes that the Acquisition Facility, plus cash provided by operations, will be sufficient to pursue the Company's strategy for the immediate future. However, depending upon conditions in the capital and other financial markets and other factors, the Company may from time to time consider the issuance of debt or other securities, the proceeds of which could be used to finance acquisitions, to refinance debt or for other general corporate purposes.

In the six months ended June 30, 1996, the Company had a net loss from operations of $15.7 million. This amount included non-cash items, which consisted of non-cash stock compensation of $11.9 million as a result of the issuance of restricted stock to certain executives and key employees, the write-off of $6.2 million in deferred financing fees as a result of the repayment of certain indebtedness, the recognition of $2.7 million of deferred income tax expense and $2.4 million in depreciation and amortization. As a result, net cash provided from operations amounted to $6.1 million in the six months ended June 30, 1996. Management of the Company believes that, with respect to its current operations, the Company's cash on hand and funds generated from operations will be sufficient to cover its reasonably foreseeable working capital, capital expenditures and debt service requirements.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In connection with the Company's initial public offering, by unanimous written consent dated June 12, 1996, the Company's shareholders approved (i) amendments to the Company's articles of incorporation, (ii) the Company's 1996 Equity Incentive Plan, Stock Purchase Plan, Director Option Plan and Management Bonus Plan and (iii) grants of options to employees to purchase an aggregate of 900,000 shares of common stock of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits.

           2       Formation Agreement, dated June 25, 1996, among the Company and the parties identified on the signature page thereof

           3(a)    Amended and Restated Articles of Incorporation of the Company

           3(b)    Amended and Restated By-Laws of the Company

           4       Credit Agreement, dated June 25, 1996, among Interstate Hotels Corporation, Credit Lyonnais and the other parties signatory thereto

           10(a)   Stockholders Agreement, dated June 25, 1996, among the Company, Blackstone Real Estate Advisors L.P. and the
                   shareholders named therein

           10(b)   Registration Rights and Shareholders Agreement, dated June 25, 1996, among the Company and the shareholders named therein

           10(c)   First Amendment to Interstone Three Partners I L.P. Limited Partnership Agreement, dated June 25, 1996, among
                   BJS Interstone Management Associates, IHC/Interstone Corporation, Blackstone Real Estate Partners I L.P. and
                   IHC/Interstone Partnership II, L.P.

           10(d)   First Amendment to Interstone Three Partners II L.P. Limited Partnership Agreement among BJS Interstone
                   Management Associates, IHC/Interstone Corporation, Blackstone Real Estate Partners II L.P. and IHC/Interstone
                   Partnership II, L.P.

           10(e)   First Amendment to Interstone Three Partners III L.P. Limited Partnership Agreement, dated June 25, 1996, among
                   BJS Interstone Management Associates, IHC/Interstone Corporation, Blackstone Real Estate Partners III L.P.,
                   Blackstone RE Offshore Capital Partners L.P. and IHC/Interstone Partnership II, L.P.

           10(f)   First Amendment to Interstone Three Partners IV L.P. Limited Partnership Agreement, dated June 25, 1996, among
                   BJS Interstone Management Associates, IHC/Interstone Corporation, Blackstone Real Estate Partners IV L.P.,
                   Blackstone RE Capital Partners II L.P. and IHC/Interstone Partnership II, L.P.

           10(g)*  Interstate Hotels Company Equity Incentive Plan

           10(h)*  Interstate Hotels Company Stock Purchase Plan

           10(i)*  Interstate Hotels Company Management Bonus Plan


           10(j)*  Interstate Hotels Company Stock Option Plan for Non-Employee Directors

           10(k)*  Employment Agreement between the Company and Milton Fine

           10(l)*  Employment Agreement between the Company and W. Thomas Parrington, Jr.

           10(m)*  Employment Agreement between the Company and J. William Richardson

           10(n)*  Employment Agreement between the Company and Robert L. Froman

           10(o)*  Employment Agreement between the Company and Marvin I. Droz

           10(p)*  Form of Severance Agreement between the Company and each of Milton Fine,
                   W. Thomas Parrington, Jr., J. William Richardson, Robert L. Froman and Marvin I. Droz

           10(q)*  Form of Indemnification Agreement between the Company and each of its Directors

           10(r)*  Interstate Hotels Company Supplemental Deferred Compensation Plan

           10(s)*  Deferred Compensation Agreement between the Company and W. Thomas Parrington, Jr.

           10(t)*  Deferred Compensation Agreement between the Company and J. William Richardson

           27      Financial Data Schedule

     (b)   Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter for which this report is filed.

- -------------
* Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-3958) and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INTERSTATE HOTELS COMPANY


Date:  August 13, 1996                       By: /s/ J.William Richardson
                                                ------------------------------
                                                J. William Richardson
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.                                         DESCRIPTION                                          PAGE
- -----------                                         -----------                                          ----
        2        Formation Agreement, dated June 25, 1996, among the Company and the parties identified on the signature page thereof

        3(a)     Amended and Restated Articles of Incorporation of the Company

        3(b)     Amended and Restated By-Laws of the Company

        4        Credit Agreement, dated June 25, 1996, among Interstate Hotels Corporation, Credit
                 Lyonnais and the other parties signatory thereto

       10(a)     Stockholders Agreement, dated June 25, 1996, among the Company, Blackstone Real
                 Estate Advisors L.P. and the shareholders named therein

       10(b)     Registration Rights and Shareholders Agreement, dated June 25, 1996, among the
                 Company and the shareholders named therein

       10(c)     First Amendment to Interstone Three Partners I L.P. Limited Partnership Agreement,
                 dated June 25, 1996, among BJS Interstone Management Associates, IHC/Interstone
                 Corporation, Blackstone Real Estate Partners I L.P. and IHC/Interstone
                 Partnership II, L.P.

       10(d)     First Amendment to Interstone Three Partners II L.P. Limited Partnership Agreement
                 among BJS Interstone Management Associates, IHC/Interstone Corporation, Blackstone
                 Real Estate Partners II L.P. and IHC/Interstone Partnership II, L.P.

       10(e)     First Amendment to Interstone Three Partners III L.P. Limited Partnership Agreement,
                 dated June 25, 1996, among BJS Interstone Management Associates, IHC/Interstone
                 Corporation, Blackstone Real Estate Partners III L.P., Blackstone RE Offshore Capital
                 Partners L.P. and IHC/Interstone Partnership II, L.P.

       10(f)     First Amendment to Interstone Three Partners IV L.P. Limited Partnership Agreement,
                 dated June 25, 1996, among BJS Interstone Management Associates, IHC/Interstone
                 Corporation, Blackstone Real Estate Partners IV  L.P., Blackstone RE Capital
                 Partners II L.P. and IHC/Interstone Partnership II, L.P.

       10(g)*    Interstate Hotels Company Equity Incentive Plan

       10(h)*    Interstate Hotels Company Stock Purchase Plan

       10(i)*    Interstate Hotels Company Management Bonus Plan

       10(j)*    Interstate Hotels Company Stock Option Plan for Non-Employee Directors

       10(k)*    Employment Agreement between the Company and Milton Fine

       10(l)*    Employment Agreement between the Company and W. Thomas Parrington, Jr.

  EXHIBIT NO.                                         DESCRIPTION                                          PAGE
  -----------                                         -----------                                          ----
       10(m)*    Employment Agreement between the Company and J. William Richardson

       10(n)*    Employment Agreement between the Company and Robert L. Froman

       10(o)*    Employment Agreement between the Company and Marvin I. Droz

       10(p)*    Form  of Severance Agreement between the Company and each of Milton Fine,
                 W. Thomas Parrington, Jr., J. William Richardson, Robert L. Froman and
                 Marvin I. Droz

       10(q)*    Form of Indemnification Agreement between the Company and each of its Directors

       10(r)*    Interstate Hotels Company Supplemental Deferred Compensation Plan

       10(s)*    Deferred Compensation Agreement between the Company and W. Thomas Parrington, Jr.

       10(t)*    Deferred Compensation Agreement between the Company and J. William Richardson

       27        Financial Data Schedule

- --------------
* Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-3958) and incorporated herein by reference.