Form 10-Q
period 1996-09-30
INTERSTATE HOTELS CO
filed 1996-11-14
CIK 1012624

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                            ------------------------

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

     The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

     The number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding at November 13, 1996 was 28,681,401.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                           INTERSTATE HOTELS COMPANY

                                                                                    PAGE NO.
                                                                                    --------
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)....................................       2

             Consolidated Balance Sheets--December 31, 1995 and September 30,
             1996................................................................       2

             Consolidated Statements of Operations--Pro Forma Three Months and
             Nine Months Ended September 30, 1995 and September 30, 1996.........       3

             Consolidated Statements of Operations--Historical Three Months and
             Nine Months Ended September 30, 1995 and September 30, 1996.........       4

             Consolidated Statements of Cash Flows--Nine Months Ended
             September 30, 1995 and September 30, 1996...........................       5

             Notes to Consolidated Financial Statements..........................       6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................       9

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K....................................      13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                           INTERSTATE HOTELS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                         1995             1996
                                                                     ------------     -------------
                                                                         (A)           (UNAUDITED)
                              ASSETS
Current assets:
  Cash and cash equivalents.......................................     $ 14,035         $  24,300
  Accounts receivable.............................................       10,654            23,582
  Net investment in direct financing leases.......................          399               657
  Deferred income taxes...........................................           --             5,076
  Prepaid expenses and other current assets.......................          313             4,117
                                                                       --------         ---------
       Total current assets.......................................       25,401            57,732
  Restricted cash.................................................        2,096            10,532
  Property and equipment, net.....................................        1,894           496,723
  Investments in contracts, net of accumulated amortization of
     $16,933 at December 31, 1995 and $19,321 at September 30,
     1996.........................................................        5,861             3,154
  Investments in hotel real estate................................       12,884             5,222
  Officers and employees notes receivable.........................        1,219             4,508
  Affiliates notes receivable.....................................        8,718                --
  Net investment in direct financing leases.......................          836             1,572
  Other assets....................................................        2,492            12,374
                                                                       --------         ---------
       Total assets...............................................     $ 61,401         $ 591,817
                                                                       ========         =========
                      LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable--trade.........................................          926             6,184
  Accounts payable--health trust..................................        5,505             3,116
  Accrued payroll and related benefits............................        3,026             9,444
  Income taxes payable............................................           --             2,373
  Other accrued liabilities.......................................        5,546            19,116
  Current portion of long-term debt...............................          363             6,421
                                                                       --------         ---------
       Total current liabilities..................................       15,366            46,654
  Long-term debt..................................................       35,907           287,870
  Deferred income taxes...........................................           --             2,271
  Other liabilities...............................................           --             1,213
                                                                       --------         ---------
       Total liabilities..........................................       51,273           338,008
                                                                       --------         ---------
Minority interests................................................          872             5,756
                                                                       --------         ---------
Equity:
  Common stock, $.01 par value; authorized 75,000 shares; issued
     and outstanding 28,671 shares as of September 30, 1996.......            3               287
  Paid-in capital.................................................       26,883           253,058
  Unearned compensation...........................................       (3,263)               --
  Accumulated deficit.............................................      (12,737)           (5,292)
  Receivable from stockholders....................................       (1,630)               --
                                                                       --------         ---------
       Total equity...............................................        9,256           248,053
                                                                       --------         ---------
       Total liabilities and equity...............................     $ 61,401         $ 591,817
                                                                       ========         =========

---------

(A) The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 PRO FORMA (NOTE 4)
                                                    ---------------------------------------------
                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                    ------------------       --------------------
                                                     1995       1996           1995        1996
                                                    -------    -------       --------    --------
Lodging revenues:
  Rooms..........................................   $34,677    $39,545       $102,334    $114,309
  Food and beverage..............................    16,743     16,847         53,216      56,478
  Other departmental.............................     3,020      3,950          9,848      11,261
Management and related fees......................     9,871     10,699         29,387      32,378
                                                    -------    -------       --------    --------
                                                     64,311     71,041        194,785     214,426
                                                    -------    -------       --------    --------
Lodging expenses:
  Rooms..........................................     8,178      8,836         24,421      25,679
  Food and beverage..............................    12,921     12,811         40,088      41,412
  Other departmental.............................     1,772      2,030          5,169       5,218
  Property costs.................................    17,612     17,520         52,127      54,193
General and administrative.......................     2,263      2,725          7,361       7,889
Payroll and related benefits.....................     3,687      4,167         11,123      12,564
Depreciation and amortization....................     5,522      5,343         16,661      16,748
                                                    -------    -------       --------    --------
                                                     51,955     53,432        156,950     163,703
                                                    -------    -------       --------    --------
       Operating income..........................    12,356     17,609         37,835      50,723
Other income (expense):
  Interest, net..................................    (6,234)    (5,200)       (17,900)    (16,916)
  Other, net.....................................       255       (403)          (416)     (1,378)
                                                    -------    -------       --------    --------
       Income before income tax expense..........     6,377     12,006         19,519      32,429
Income tax expense...............................     2,423      4,562          7,417      12,323
                                                    -------    -------       --------    --------
       Net income................................   $ 3,954    $ 7,444       $ 12,102    $ 20,106
                                                    =======    =======       ========    ========
Pro forma earnings per common share and common
  share equivalent...............................   $   .14    $   .26       $    .42    $    .70
                                                    =======    =======       ========    ========
Weighted average number of common shares and
  common share equivalents outstanding...........    28,794     28,794         28,773      28,773
                                                    =======    =======       ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      HISTORICAL
                                                      -------------------------------------------
                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                      ------------------       ------------------
                                                       1995       1996          1995       1996
                                                      -------    -------       -------    -------
Lodging revenues:
  Rooms............................................        --    $35,318            --    $37,351
  Food and beverage................................        --     15,771            --     16,792
  Other departmental...............................        --      3,619            --      3,840
Net management fees................................   $ 6,786      6,894       $19,356     21,872
Other management-related fees......................     4,450      3,928        13,532     13,916
                                                      -------    -------       -------    -------
                                                       11,236     65,530        32,888     93,771
                                                      -------    -------       -------    -------
Lodging expenses:
  Rooms............................................        --      7,680            --      8,064
  Food and beverage................................        --     11,770            --     12,513
  Other departmental...............................        --      1,588            --      1,680
  Property costs...................................        --     15,738            --     16,618
General and administrative.........................     2,147      2,664         6,464      7,240
Payroll and related benefits.......................     3,719      4,167        11,123     12,564
Non-cash compensation..............................        --         --            --     11,896
Depreciation and amortization......................       961      5,321         2,963      7,762
                                                      -------    -------       -------    -------
                                                        6,827     48,928        20,550     78,337
                                                      -------    -------       -------    -------
       Operating income............................     4,409     16,602        12,338     15,434
Other income (expense):
  Interest, net....................................        63     (4,300)          191     (5,315)
  Other, net.......................................        --       (422)           --        329
                                                      -------    -------       -------    -------
       Income before income tax expense............     4,472     11,880        12,529     10,448
Income tax expense.................................        --      4,514            --     11,145
                                                      -------    -------       -------    -------
       Income (loss) before extraordinary items....     4,472      7,366        12,529       (697)
Extraordinary loss from early extinguishment of
  debt, net of deferred tax benefit of $3,937......        --         --            --     (7,643)
                                                      -------    -------       -------    -------
       Net income (loss)...........................   $ 4,472    $ 7,366       $12,529    $(8,340)
                                                      =======    =======       =======    =======
Earnings per common share and common share
  equivalent.......................................              $   .26
                                                                 =======
Weighted average number of common shares and common
  share equivalents outstanding....................               28,665
                                                                 =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 ------------------------
                                                                                   1995           1996
                                                                                 --------       ---------
Cash flows from operating activities:
  Net income (loss)...........................................................   $ 12,529       $  (8,340)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.............................................      2,963           7,762
    Minority interests' share of equity loss from investment in hotel real
     estate...................................................................         --            (106)
    Write-off of deferred financing fees......................................         --           6,231
    Non-cash compensation.....................................................         --          11,896
    Deferred income taxes.....................................................         --           1,835
    Other.....................................................................        (68)           (340)
    Cash (used) provided by assets and liabilities:
         Accounts receivable..................................................     (3,713)         (3,348)
         Prepaid expenses and other assets....................................       (564)         (3,486)
         Accounts payable.....................................................      3,170          (2,566)
         Income taxes payable.................................................         --           2,373
         Accrued liabilities..................................................      2,335           2,799
                                                                                 --------       ---------
      Net cash provided by operating activities...............................     16,652          14,710
                                                                                 --------       ---------
Cash flows from investing activities:
    Investments in contracts..................................................       (246)            (81)
    Investments in hotel real estate..........................................         --          (5,146)
    Change in notes receivable, net...........................................     (1,915)         (3,289)
    Acquisition of hotels, net of cash received...............................         --        (236,673)
    Purchase of property and equipment, net...................................       (365)         (1,148)
    Purchase of assets to be leased...........................................       (565)         (1,447)
    Payments received under capital leases....................................        260             563
    Change in restricted cash.................................................       (995)         (1,987)
    Other.....................................................................         32           3,137
                                                                                 --------       ---------
      Net cash used in investing activities...................................     (3,794)       (246,071)
                                                                                 --------       ---------
Cash flows from financing activities:
    Proceeds form long-term debt..............................................         --         265,750
    Repayment of long-term debt...............................................       (622)       (241,689)
    Financing costs paid......................................................         --          (9,349)
    Proceeds from issuance of Common Stock, net...............................         --         263,752
    Minority interests........................................................         --          (1,736)
    Capital contributions.....................................................        600              --
    Funds advanced to stockholders............................................     (7,950)         (6,423)
    Repayment of funds advanced to stockholders...............................      2,493           8,053
    Repayment of notes payable to stockholders................................         --         (30,000)
    Dividends and capital distributions paid..................................     (5,725)         (6,732)
                                                                                 --------       ---------
      Net cash (used in) provided by financing activities.....................    (11,204)        241,626
                                                                                 --------       ---------
Net increase in cash and cash equivalents.....................................      1,654          10,265
Cash and cash equivalents at beginning of period..............................      6,702          14,035
                                                                                 --------       ---------
Cash and cash equivalents at end of period....................................   $  8,356       $  24,300
                                                                                 ========       =========
Supplemental disclosure of cash flow information:
  Cash paid for interest......................................................   $    244       $   5,957
                                                                                 ========       =========
Supplemental disclosure of non-cash investing and financing activities:
  Notes payable issued to stockholders........................................         --       $  30,000
                                                                                 ========       =========
  Issuance of Common Stock to purchase hotel..................................         --       $   9,607
                                                                                 ========       =========
  Unearned compensation related to stock options..............................         --       $  (3,263)
                                                                                 ========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Interstate Hotels Company (the "Company") provides management and other related services to hotels through its wholly owned subsidiaries. As of September 30, 1996, the Company also owned 14 hotels and had a majority interest in seven other hotels (collectively, the "Owned Hotels"). The Company was formed on April 19, 1996. As a result of the transactions discussed in Notes 2 and 3, the consolidated interim financial statements of the Company as of September 30, 1996 consist of the historical results of Interstate Hotels Corporation and Affiliates ("IHC"), the Company's predecessor, and the operations of the Owned Hotels from the respective dates of their acquisitions. Prior thereto, the consolidated interim financial statements reflect only the historical activity of IHC. All significant intercompany transactions and balances have been eliminated in consolidation.

     The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Registration Statement on Form S-1 (No. 333-15507), filed with the SEC on November 5, 1996 (the "Registration Statement").

     The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments that are of a normal and recurring nature, and which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2. INITIAL PUBLIC OFFERING

     In June 1996, the Company completed an initial public offering of 11,000,000 shares of its common stock, par value $0.01 per share (the "Common Stock"), at a price of $21 per share (the "IPO"). In July 1996, the underwriters of the Company's IPO exercised their over-allotment options and purchased an additional 1,448,350 shares of Common Stock at $21 per share from the Company. After underwriting discounts, commissions and other IPO expenses, net proceeds to the Company were $211,851 from the IPO and $28,601 from the exercise of the over-allotment options. In connection with the IPO, Blackstone Real Estate Advisors L.P. and certain of its affiliates (collectively, "Blackstone") exercised an option to receive 2,133,333 shares of Common Stock of the Company for an exercise price of $23,300. The Company used the proceeds of the IPO to repay certain debt obligations, to fund hotel acquisitions and for general corporate purposes.

     Also in connection with the IPO, the Company acquired all of Blackstone's equity interests in 13 of the Owned Hotels for a cash purchase price of $124,400, and Blackstone contributed to the Company their equity interest in one Owned Hotel in consideration for $8,300 of Common Stock of the Company. Additionally, in connection with the IPO, the principal shareholders of IHC contributed to the Company their equity interests in these 14 Owned Hotels in exchange for Common Stock of the Company. The acquisition of Blackstone's equity interests in these 14 Owned Hotels has been accounted for using the purchase method of accounting except that carryover basis was used for 9.3% of the acquired interests. The contributions of interests in these Owned Hotels in exchange for Common Stock of the Company have been accounted for using carryover basis.

           (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

3. POST-IPO ACQUISITIONS

     As of September 30, 1996, the Company had acquired seven hotels (the "Post-IPO Acquisitions") since the IPO and related transactions discussed in
Note 2. These seven hotels are: the Boston Marriott Westborough located in Westborough, Massachusetts, the Brentwood Holiday Inn located in Brentwood, Tennessee, the Blacksburg Marriott located in Blacksburg, Virginia, the Roanoke Airport Marriott located in Roanoke, Virginia, the Embassy Suites Phoenix North (formerly the Fountain Suites) located in Phoenix, Arizona, the Englewood Radisson located in Englewood, New Jersey and the Radisson Plaza Hotel San Jose Airport located in San Jose, California. The total aggregate purchase price of these seven hotels was approximately $122,636.

4. PRO FORMA INFORMATION

     The unaudited pro forma consolidated statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1996 are presented as if the transactions described in Note 2 and the Post-IPO Acquisitions discussed in Note 3 had occurred on January 1, 1995. The pro forma consolidated statements of operations do not include the acquisitions discussed in Note 9. Such pro forma information is based in part upon information contained in the Company's Registration Statement and should be read in conjunction with the Registration Statement. In management's opinion, all pro forma adjustments necessary to reflect the effects of these transactions have been made. The pro forma information does not include earnings on the Company's pro forma cash and cash equivalents or certain one-time charges to income, and does not purport to present what the actual results of operations of the Company would have been if the previously mentioned transactions had occurred on such dates or to project the results of operations of the Company for any future period.

5. EARNINGS PER SHARE

     Until immediately prior to the consummation of the Company's IPO, the predecessors of the Company were organized as S corporations, partnerships and limited liability companies. Accordingly, the Company believes that the historical earnings per share calculations required in accordance with Accounting Principles Board Opinion No. 15 are not meaningful for periods prior to the IPO and, therefore, have not been provided. Rather, historical three-month period ended September 30, 1996 earnings per share and pro forma earnings per share are a more meaningful measure of the Company's results of operations for the periods presented.

     The weighted average number of common shares and common share equivalents used in the computation of earnings per share for the periods presented was calculated as follows:

                                                                                 PRO FORMA
                                                HISTORICAL        ---------------------------------------
                                            ------------------    THREE MONTHS ENDED    NINE MONTHS ENDED
                                            THREE MONTHS ENDED      SEPTEMBER 30,         SEPTEMBER 30,
                                            SEPTEMBER 30, 1996      1995 AND 1996         1995 AND 1996
                                            ------------------    ------------------    -----------------
Weighted average common shares and common
  share equivalents issued...............       28,545,458            28,671,401            28,671,401
Dilutive effect of stock options.........          119,091               122,114               101,408
                                                ----------            ----------            ----------
                                                28,664,549            28,793,515            28,772,809
                                                ==========            ==========            ==========

     The historical earnings per share has been calculated by dividing net income by the weighted average number of shares of Common Stock deemed to be outstanding. The pro forma earnings per share has been calculated by dividing pro forma net income by the weighted average number of shares of Common Stock deemed to be outstanding.

           (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6. NON-CASH COMPENSATION

     Prior to the IPO, the Company issued 785,533 shares of restricted stock to certain executives and employees in consideration for the cancellation of options issued by IHC in 1995. The restricted shares were valued based on the estimated value of the Common Stock of the Company at the time the restricted stock was issued. The issuance of the restricted stock resulted in a one-time charge of $11,896, which is classified as non-cash compensation expense in the accompanying consolidated statements of operations.

7. INCOME TAXES

     Until immediately prior to the consummation of the IPO, IHC was organized as S corporations, partnerships and limited liability companies for federal and state income tax purposes. Accordingly, IHC was not subject to income tax because all taxable income or loss of IHC was reported on the tax returns of its owners. As a result of the change in IHC's tax status to a C corporation, the Company recorded income tax expense amounting to $6,261 to establish deferred taxes existing as of the date of the change in tax status. The difference between the Company's effective income tax rate and statutory federal income tax rate for the nine-month period ended September 30, 1996 results primarily from the change in tax status and from state income taxes.

8. EXTRAORDINARY ITEMS

     In June 1996, the Company recorded an extraordinary loss of $7,643, net of a deferred tax benefit of $3,937, as a result of the early extinguishment of certain debt. The extraordinary loss related principally to the write-off of deferred financing fees, prepayment penalties and loan commitment fees.

9. SUBSEQUENT EVENTS

     The Company purchased the following hotels in October 1996: the Westin Resort Miami Beach (formerly the Doral Ocean Beach Resort) located in Miami Beach, Florida and the Columbus Hilton located in Columbus, Georgia. The total aggregate purchase price of these two hotels was approximately $52,500. These acquisitions have not been included in the pro forma financial results of the Company because consummation of the acquisitions was not probable as of September 30, 1996.

     The Company has entered into definitive agreements to purchase the Burlington Radisson located in Burlington, Vermont and the Washington Vista located in Washington, D.C. for an expected total aggregate purchase price of approximately $62,000. The Company has also entered into an agreement to acquire for 1,957,895 shares of Common Stock the hotel management business affiliated with Equity Inns, Inc., a publicly traded real estate investment trust, and which is conducted by Trust Management, Inc. and Trust Leasing, Inc. The Company expects to complete these acquisitions in the fourth quarter of this year.

     On November 5, 1996, the Company filed with the SEC the Registration Statement discussed in Note 1 relating to a proposed public offering of 5,500,000 shares of Common Stock. The Company intends to use the net proceeds of the offering to finance future acquisitions, to repay existing indebtedness and for general corporate purposes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PRO FORMA THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO PRO FORMA THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

     Pro forma total revenues increased by $6.7 million, or 10.5%, from $64.3 million in the three months ended September 30, 1995 (the "1995 Three Months") to $71.0 million in the three months ended September 30, 1996 (the "1996 Three Months") and by $19.6 million, or 10.1%, from $194.8 million in the nine months ended September 30, 1995 (the "1995 Nine Months") to $214.4 million in the nine months ended September 30, 1996 (the "1996 Nine Months"). The most significant portion of this increase related to lodging revenues, which consists of rooms, food and beverage and other departmental revenues. Pro forma lodging revenues increased by $5.9 million, or 10.8%, from $54.4 million in the 1995 Three Months to $60.3 million in the 1996 Three Months and by $16.6 million, or 10.1%, from $165.4 million in the 1995 Nine Months to $182.0 million in the 1996 Nine Months. The increase was due to the overall improvement in the operating performance of the Owned Hotels, which was attributed to a change in franchise affiliations for certain of the Owned Hotels, fewer hotel renovations in 1996 than in 1995 and an overall improvement in economic conditions in certain geographic regions. This increase in lodging revenues was consistent with the increase in the Owned Hotels' room revenues of $4.9 million, or 14.0%, to $39.5 million in the 1996 Three Months and of $12.0 million, or 11.7%, to $114.3 million in the 1996 Nine Months. The average room rate for the Owned Hotels increased by 11.1%, from $85.14 during the 1995 Three Months to $94.57 during the 1996 Three Months, and occupancy increased from 75.1% to 76.7%, respectively. For the nine-month periods, the average room rate for the Owned Hotels increased by 9.1%, from $84.99 in 1995 to $92.71 in 1996, and occupancy increased from 74.0% to 75.1%, respectively. This resulted in a 13.4% increase in revenue per available room ("REVPAR") to $72.54 during the 1996 Three Months and a 10.6% increase in REVPAR to $69.59 during the 1996 Nine Months. The Atlanta, Chicago, Colorado Springs, Denver and Philadelphia markets had the most significant impact on average rate and REVPAR growth. Pro forma management and related fees increased by $0.8 million, or 8.4%, from $9.9 million in the 1995 Three Months to $10.7 million in the 1996 Three Months and by $3.0 million, or 10.2%, from $29.4 million in the 1995 Nine Months to $32.4 million in the 1996 Nine Months due primarily to the performance improvement of existing managed hotels and incremental revenues associated with the net addition of new hotels, many of which provide for incentive management fees and utilize the Company's other contractual services. Such contractual services include insurance services, purchasing and renovation services, MIS support, centralized accounting, leasing, training and relocation programs.

     Pro forma lodging expenses, which consists of rooms, food and beverage, property costs and other departmental expenses, increased by $0.7 million, or 1.8%, from $40.5 million in the 1995 Three Months to $41.2 million in the 1996 Three Months and by $4.7 million, or 3.9%, from $121.8 million in the 1995 Nine Months to $126.5 million in the 1996 Nine Months. The pro forma operating margin of the Owned Hotels increased from 25.6% during the 1995 Three Months to 31.7% during the 1996 Three Months and from 26.4% during the 1995 Nine Months to 30.5% during the 1996 Nine Months. The increase was attributed to the increase in revenues and the overall improvement in operating performance and operating efficiencies of the Owned Hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. Pro forma general and administrative expenses in the three-month and nine-month periods in 1996 and 1995 remained consistent due to the relatively fixed nature of these expenses. Pro forma general and administrative expenses as a percentage of pro forma revenues increased to 3.8% during the 1996 Three Months compared to 3.5% during the 1995 Three Months and decreased slightly to 3.7% during the 1996 Nine Months compared to 3.8% during the 1995 Nine Months as a result of operating leverage.

     Pro forma payroll and related benefits expenses increased by $0.5 million, or 13.0%, from $3.7 million in the 1995 Three Months to $4.2 million in the 1996 Three Months and by $1.5 million, or 13.0%, from $11.1 million in the 1995 Nine Months to $12.6 million in the 1996 Nine Months. The increase was due primarily to the addition of new employees related to the growth of the Company's hotel management business. Pro forma payroll and related benefits expenses as a percentage of pro forma revenues increased to 5.9% from 5.7% during the three-month and nine-month periods in 1996 and 1995.

     Pro forma depreciation and amortization remained relatively consistent during the three-month and nine-month periods in 1996 and 1995.

     Pro forma operating income increased by $5.2 million, or 42.5%, from $12.4 million in the 1995 Three Months to $17.6 million in the 1996 Three Months and by $12.9 million, or 34.1%, from $37.8 million in the 1995 Nine Months to $50.7 million in the 1996 Nine Months. Accordingly, pro forma operating margin increased from 19.2% during the 1995 Three Months to 24.8% during the 1996 Three Months and from 19.4% during the 1995 Nine Months to 23.7% during the 1996 Nine Months. As discussed above, the improvement in the pro forma operating margin was attributed to the increase in pro forma revenues and the overall decrease in pro forma operating expenses as a percentage of pro forma revenues.

     Pro forma income tax expense for all of the periods was computed as if the Company were subject to federal and state income taxes, based on an effective tax rate of 38%.

     As a result of the changes noted above, pro forma net income increased by $3.4 million, or 88.3%, from $4.0 million in the 1995 Three Months to $7.4 million in the 1996 Three Months and by $8.0 million, or 66.1%, from $12.1 million in the 1995 Nine Months to $20.1 million in the 1996 Nine Months. Accordingly, pro forma net income margin increased from 6.1% during the 1995 Three Months to 10.5% during the 1996 Three Months and from 6.2% during the 1995 Nine Months to 9.4% during the 1996 Nine Months.

HISTORICAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO HISTORICAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenues increased by $54.3 million, or 483.2%, from $11.2 million in the 1995 Three Months to $65.5 million in the 1996 Three Months and by $60.9 million, or 185.1%, from $32.9 million in the 1995 Nine Months to $93.8 million in the 1996 Nine Months. The most significant portion of this increase related to lodging revenues, which increased by $54.7 million in the three-month period and by $58.0 million in the nine-month period due to the operations of the Owned Hotels acquired during 1996. Net management fees in the three-month periods in 1996 and 1995 remained relatively consistent. For the nine-month periods, net management fees increased by $2.5 million, or 13.0%, from $19.4 million in 1995 to $21.9 million in 1996 due to the addition of 35 new management contracts and increased revenues associated with the performance improvement of existing managed hotels. The increase in net management fees was partially offset by the loss of 28 management contracts primarily due to the divestiture of hotels by third-party owners. Other management-related fees increased slightly from $13.5 million in the 1995 Nine Months to $13.9 million in the 1996 Nine Months due to incremental revenues associated with the net addition of new hotels, many of which utilize the Company's other contractual services.

     Lodging expenses were $36.8 million and $38.9 million in the 1996 Three Months and 1996 Nine Months, respectively, due to the operations of the Owned Hotels acquired during 1996. The operating margin of the Owned Hotels was 32.8% during the 1996 Three Months and 33.0% during the 1996 Nine Months.

     General and administrative expenses increased by $0.6 million, or 24.1%, from $2.1 million in the 1995 Three Months to $2.7 million in the 1996 Three Months and by $0.7 million, or 12.0%, from $6.5 million in the 1995 Nine Months to $7.2 million in the 1996 Nine Months. This increase was due primarily to incremental expenses associated with the growth of the Company's business and the acquisitions of the Owned Hotels. General and administrative expenses as a percentage of revenues decreased to 4.1% during the 1996 Three Months compared to 19.1% during the 1995 Three Months, and decreased to 7.7% during the 1996 Nine Months compared to 19.7% during the 1995 Nine Months as a result of the operations of the Owned Hotels acquired during 1996.

     Payroll and related benefits expenses increased by $0.5 million, or 12.0%, from $3.7 million in the 1995 Three Months to $4.2 million in the 1996 Three Months and by $1.5 million, or 13.0%, from $11.1 million in the 1995 Nine Months to $12.6 million in the 1996 Nine Months. The increase was related to the addition of corporate management and staff personnel as the Company's portfolio of hotels for which it provides management and other services grew. Payroll and related benefits expenses as a percentage of revenues decreased to 6.4% during the 1996 Three Months compared to 33.1% during the 1995 Three Months, and decreased to 13.4% during the 1996 Nine Months compared to 33.8% during the 1995 Nine Months as a result of the operations of the Owned Hotels acquired during 1996.

     Non-cash compensation of $11.9 million in the 1996 Nine Months resulted from the issuance of 785,533 shares of restricted stock to certain executives and key employees of the Company in consideration for the cancellation of options issued by IHC in 1995.

     Depreciation and amortization increased by $4.3 million, or 453.7%, from $1.0 million in the 1995 Three Months to $5.3 million in the 1996 Three Months and by $4.8 million, or 162.0%, from $3.0 million in the 1995 Nine Months to $7.8 million in the 1996 Nine Months due to the acquisitions of the Owned Hotels.

     Operating income (exclusive of non-cash compensation) increased by $12.2 million, or 276.5%, from $4.4 million in the 1995 Three Months to $16.6 million in the 1996 Three Months and by $15.0 million, or 121.5%, from $12.3 million in the 1995 Nine Months to $27.3 million in the 1996 Nine Months. Operating margin decreased from 39.2% during the 1995 Three Months to 25.3% during the 1996 Three Months and from 37.5% during the 1995 Nine Months to 29.1% during the 1996 Nine Months. This decrease in the operating margin reflects the inclusion of the operating expenses of the Owned Hotels which were not reflected in the Company's results prior to their respective acquisition dates in 1996.

     The Company had $0.1 of million interest income in the 1995 Three Months compared to $4.3 million of interest expense in the 1996 Three Months and $0.2 million of interest income in the 1995 Nine Months compared to $5.3 million of interest expense in the 1996 Nine Months. This increase in interest expense was due primarily to additional borrowings related to the acquisitions of the Owned Hotels in 1996.

     Other, net of $0.4 million in the 1996 Three Months and $0.3 million in the 1996 Nine Months consisted primarily of minority interests.

     Income tax expense for the three-month and nine-month periods ended September 30, 1996 was computed based on an effective tax rate of 38%. The income tax expense in the 1996 Nine Months also includes deferred tax expense of $6.3 million which was recorded in June 1996, coinciding with the date IHC changed its tax status from a pass-through entity for tax purposes to a C corporation.

     An extraordinary loss of $7.6 million, net of a deferred tax benefit of $3.9 million, in the 1996 Nine Months resulted from the early extinguishment of certain indebtedness and was related to the write-off of deferred financing fees, prepayment penalties and loan commitment fees.

     As a result of the changes noted above, net income increased by $2.9 million, or 64.7%, from $4.5 million in the 1995 Three Months to $7.4 million in the 1996 Three Months. A net loss of $8.3 million was recorded in the 1996 Nine Months compared to net income of $12.5 million in the 1995 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash from operations and borrowings under its credit facilities. Net cash provided by operations was $14.7 million in the nine months ended September 30, 1996, compared to $16.7 million in the nine months ended September 30, 1995. The Company's cash and cash equivalent assets were $24.3 million and $8.4 million at September 30, 1996 and 1995, respectively.

     At September 30, 1996, the Company's total indebtedness was $294.3 million, comprised of $193.8 million of term loans, $70.7 million of borrowings under the Company's acquisition facility, $29.3 million of mortgage indebtedness encumbering six Owned Hotels owned by a partnership in which the Company owns a 75% interest and representing the other partner's portion of such indebtedness, and $0.5 million of notes payable in connection with the acquisition of Colony Hotels and Resorts. In October 1996, $53.4 million of additional indebtedness was incurred and the Company's credit facilities were amended by converting $100 million of outstanding borrowings (including $29.3 million of the indebtedness incurred in October 1996), which were incurred primarily to finance hotel acquisitions, to term loans under the Company's credit facilities and increasing the Company's revolving loan capacity under its acquisition facility from $100 million to $200 million. The Company also modified its credit facilities to increase the Company's permitted nonrecourse indebtedness to fund acquisitions from $50 million to $100 million and to permit the Company to incur up to $150 million of subordinated indebtedness.

     Management of the Company believes that, with respect to its current operations, the Company's cash on hand and funds from operations will be sufficient to cover its reasonably foreseeable working capital, ongoing capital expenditure and debt service requirements. In the nine months ended September 30, 1996, the Company spent $2.7 million on capital expenditures at the Owned Hotels. The Company's capital expenditure budget (before acquisitions) for 1997 is $12.3 million, which includes capital expenditures related to the Post-IPO Acquisitions.

     The Company intends to pursue a growth-oriented strategy involving, among other things, the acquisition of interests in additional hotel properties and hotel management companies, as well as the acquisition of additional management contracts (which may from time to time require capital expenditures by the Company). Management believes that the net proceeds of its proposed public offering, its acquisition facility and cash provided by operations will be sufficient to pursue the Company's acquisition strategy and to fund its other presently foreseeable capital requirements. However, the Company believes that, absent a presently unforeseen change, additional acquisition opportunities will continue to exist for the foreseeable future and depending upon conditions in the capital and other financial markets and other factors, the Company may from time to time consider the issuance of debt or other securities, the proceeds of which could be used to finance acquisitions, to refinance debt or for other general corporate purposes.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)    Exhibits.

       None.

(B)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter for which this report is filed.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTERSTATE HOTELS COMPANY
Date: November 13, 1996

                                            By: /s/ J. WILLIAM RICHARDSON
                                               ------------------------------
                                               J. William Richardson
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)