Form 10-K
period 1996-12-31
INTERSTATE HOTELS CO
filed 1997-03-21
CIK 1012624

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                            ------------------------

                           INTERSTATE HOTELS COMPANY
                                FOSTER PLAZA TEN
                               680 ANDERSEN DRIVE
                         PITTSBURGH, PENNSYLVANIA 15220
                                 (412) 937-0600

         PENNSYLVANIA                      1-11731                      25-1788101
   (State of Incorporation)         (Commission File No.)              (IRS Employer
                                                                    Identification No.)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              Name of each exchange
              Title of each class                              on which registered
-----------------------------------------------     -----------------------------------------
Common Stock, $.01 par value (35,324,968 shares              New York Stock Exchange
     outstanding as of March 14, 1997)

     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the Company has been required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained in a definitive Proxy Statement incorporated by reference into Part III of this Report.

     There were 21,731,139 shares of the Company's Common Stock outstanding as of March 14, 1997 that were held by non-affiliates. The aggregate market value of these shares, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on March 14, 1997, was approximately $605,755,500.
                            ------------------------

                      DOCUMENT INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1997 are incorporated by reference in Part III of this Report to the extent stated herein. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as a part hereof.

================================================================================

                                     INDEX
                           INTERSTATE HOTELS COMPANY

                                                                                         PAGE
                                                                                       --------
                                       PART I
Items 1 & 2   Business and Properties................................................      2
Item 3        Legal Proceedings......................................................      3
Item 4        Submission of Matters to a Vote of Security Holders....................      3

                                       PART II
Item 5        Market for Registrant's Common Equity and Related Stockholder
              Matters................................................................      3
Item 6        Selected Financial Data................................................      3
Item 7        Management's Discussion and Analysis of Financial Condition and Results
              of Operations..........................................................      6
Item 8        Financial Statements and Supplementary Data............................     10
Item 9        Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...................................................     10

                                      PART III
Item 10       Directors and Executive Officers of the Registrant.....................     10
Item 11       Executive Compensation.................................................     11
Item 12       Security Ownership of Certain Beneficial Owners and Management.........     11
Item 13       Certain Relationships and Related Transactions.........................     11

                                       PART IV
Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K........     12

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

GENERAL

     Interstate Hotels Company (the "Company") is the largest independent hotel management company in the United States based on number of properties, number of rooms and total revenues produced for owners. As of December 31, 1996, the Company owned, managed, leased or performed related services for 212 hotels with a total of 43,178 rooms in the United States, Canada, Israel, the Caribbean, Thailand, Panama and Russia. The Company owned or had a majority equity interest in 27 of these properties with 7,736 rooms (the "Owned Hotels"), all of which are geographically diverse upscale or luxury properties operating under various brand names. The Owned Hotels operate under the Embassy Suites(R), Hilton(TM), Holiday Inn(R), Marriott(R), Radisson(TM) and Westin(TM) trade names principally in major metropolitan markets such as Atlanta, Boston, Chicago, Denver, Fort Lauderdale, Houston, Los Angeles, Miami, Philadelphia, Phoenix and Washington, D.C. In January 1997, the Company acquired one additional hotel with 250 rooms.

     The Company is the largest franchisee of upscale hotels in the Marriott(R) system, owning, managing or providing services to 39 hotels totaling 13,539 rooms, bearing the Marriott(R) flag. The Company also operates in the mid-scale, upper economy and budget segments of the lodging industry and is the largest franchisee and independent manager in the Hampton Inn(R) system, providing services to 39 hotels totaling 4,624 rooms, bearing the Hampton Inn(R) flag.

1996 DEVELOPMENTS

     In 1996, 83% of the Company's management fee revenues were derived from upscale or luxury hotels and resorts. The Owned Hotels produced superior operating results, achieving an average occupancy rate of 74.6%, an average daily room rate ("ADR") of $94.29, and room revenue per available room ("REVPAR") of $70.36 in 1996. The Company expects further improvement in the results of operations of the Owned Hotels as the effects of the repositioning of certain of them, and the implementation of the Company's management practices to all of them, are realized.

     In June 1996, the Company completed its initial public offering of 12.4 million shares of Common Stock at $21.00 per share (the "IPO"). In connection with the IPO, the Company acquired 14 of the Owned Hotels (or a majority equity interest therein), entered into a credit facility which provided a total of $295 million of financing, consisting of a seven-year $100 million revolving credit facility and a seven-year $195 million term loan facility, and entered into $29.3 million of mortgage indebtedness encumbering six Owned Hotels in which the Company owns a 75% equity interest. In October 1996, the credit facility was amended to (i) convert $100 million of revolving credit borrowings to term debt,
(ii) increase the revolving credit capacity to $200 million and (iii) increase the Company's permitted third-party nonrecourse and subordinated indebtedness to fund acquisitions from $50 million to $250 million.

     Since the IPO and through the end of 1996, the Company acquired 13 additional Owned Hotels for a total acquisition cost, including estimated capital expenditures for anticipated renovations, closing costs, and initial working capital, of $358.5 million. In addition, in November 1996, the Company acquired for 1,957,895 shares of Common Stock the management and leasing businesses affiliated with Equity Inns, Inc., a publicly traded real estate investment trust ("Equity Inns"), pursuant to which it acquired eight management contracts and entered into 48 long-term leases (the "Leased Hotels") for mid-scale and upper economy hotels totaling 6,587 rooms (the "Equity Inns Transaction"). As of March 1, 1997, the Company entered into four additional long-term leases. In connection with the Equity Inns Transaction, Equity Inns became obligated through November 15, 2001, subject to certain limitations, to offer the Company the right to lease and manage any hotel acquired or developed by Equity Inns.

     In December 1996, the Company completed its second public offering of 4.0 million shares of Common Stock at $25.00 per share. In January 1997, the underwriters purchased an additional 600,000 shares at $25.00 per share pursuant to over-allotment options.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is named as a defendant in legal proceedings resulting from incidents at its hotels. The Company maintains liability insurance, requires hotel owners to maintain adequate insurance coverage and is generally entitled to indemnity from third-party hotel owners for lawsuits and damages against it in its capacity as a hotel manager. Giving effect thereto, the Company believes that the legal proceedings to which it is subject will not have a material effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been listed on the New York Stock Exchange ("NYSE") since June 20, 1996 under the symbol "IHC." Prior to that date, the Common Stock was not publicly traded. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape.

                                                                             PRICE
                                                                         ------------
                                   PERIOD                                HIGH     LOW
        -------------------------------------------------------------    ----     ---
        June 20, 1996 through June 30, 1996..........................  $23 3/8  $21
        Quarter ended September 30, 1996.............................   27 3/4   22 1/8
        Quarter ended December 31, 1996..............................   29 5/8   24 1/8

     The Company has not paid any cash dividends on the Common Stock and does not anticipate that it will do so in the foreseeable future. Further, the terms of the Company's credit facility prohibit the payment of dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data of the Company as of and for each of the years ended December 31, 1992, 1993, 1994, 1995 and 1996, selected pro forma financial data of the Company for the years ended December 31, 1995 and 1996, and certain other data. The selected financial data of the Company as of December 31, 1995 and 1996 and for each of the years ended December 31, 1994, 1995 and 1996 have been derived from audited financial statements of the Company included elsewhere herein. The selected financial data of the Company as of December 31, 1992, 1993 and 1994 and for each of the years ended December 31, 1992 and 1993 have been derived from audited financial statements of the Company which are not required to be included herein. The selected pro forma financial data for the years ended December 31, 1995 and 1996 give effect to the IPO (including the over-allotment options), the Company's acquisitions in connection with and since the IPO, the Company's second public offering (including the over-allotment options) and certain other adjustments, as if all such transactions had occurred as of January 1, 1995. The pro forma financial data is not necessarily indicative of what the results of operations of the Company would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Report.

                       SELECTED FINANCIAL AND OTHER DATA

            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND HOTEL DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------------------------------------
                                                                                                     PRO FORMA       PRO FORMA
                                     1992        1993        1994         1995          1996           1995            1996
                                   --------    --------    --------    ----------    ----------     -----------     -----------
STATEMENT OF INCOME DATA:
Lodging revenues:
  Rooms.........................   $     --    $     --    $     --    $       --    $   89,930     $   279,804     $   301,970
  Food and beverage.............         --          --          --            --        42,502         101,990         105,812
  Other departmental............         --          --          --            --         8,685          23,592          24,787
Management and related fees(1)..     19,873      25,564      36,726        45,018        49,268          40,086          44,937
                                   --------    --------    --------    ----------    ----------     -----------     -----------
    Total revenues..............     19,873      25,564      36,726        45,018       190,385         445,472         477,506

Lodging expenses:
  Rooms.........................         --          --          --            --        20,900          67,046          69,856
  Food and beverage.............         --          --          --            --        31,033          78,501          79,740
  Other departmental............         --          --          --            --         3,936           9,494           8,948
  Property costs................         --          --          --            --        41,707         127,862         130,871
General and administrative......      4,096       5,057       8,302         9,811        10,912          11,307          11,207
Payroll and related benefits....      8,803      10,321      12,420        15,469        17,529          16,928          18,827
Non-cash compensation (2).......         --          --          --            --        11,896              --              --
Lease expense...................         --          --          --            --         3,477          39,069          41,479
Depreciation and amortization...      3,352       3,282       3,659         4,201        14,862          35,374          35,313
                                   --------    --------    --------    ----------    ----------     -----------     -----------
    Operating income............      3,622       6,904      12,345        15,537        34,133          59,891          81,265

Other income (expense):
  Interest, net.................         98          12          30            99       (12,421)        (28,511)        (26,058)
  Other, net....................       (100)         (6)         14           203          (270)           (698)         (2,065)
                                   --------    --------    --------    ----------    ----------     -----------     -----------
    Income before income tax
      expense...................      3,620       6,910      12,389        15,839        21,442          30,682          53,142
Income tax expense (3)..........         --          --          --            --        15,325          11,659          20,194
                                   --------    --------    --------    ----------    ----------     -----------     -----------
    Income before extraordinary
      items.....................      3,620       6,910      12,389        15,839         6,117          19,023          32,948
Extraordinary items (4).........         --          --          --            --         7,733              --              --
                                   --------    --------    --------    ----------    ----------     -----------     -----------
    Net income (loss)...........   $  3,620    $  6,910    $ 12,389    $   15,839    $   (1,616)    $    19,023     $    32,948
                                   ========    ========    ========    ==========    ==========     ===========     ===========
Pro forma net income per common
  share (5).....................                                                                    $      0.54     $      0.93
                                                                                                    ===========     ===========
Pro forma common shares
  outstanding (5)...............                                                                     35,387,677      35,387,677
                                                                                                    ===========     ===========
BALANCE SHEET DATA (AT YEAR END):
Cash and cash equivalents.......   $  4,461    $  4,520    $  6,702    $   14,035    $   32,323
Total assets....................     24,270      24,436      30,741        61,401       883,761
Current portion of long-term
  debt..........................        576         600         673           363        11,767
Long-term debt, excluding
  current portion...............      1,500       1,209       3,217        35,907       396,044
Total equity....................     16,685      16,627      18,858         9,256       409,298

OTHER FINANCIAL DATA:
EBITDA (6)......................   $  6,874    $ 10,180    $ 16,018    $   19,930    $   49,228     $    95,265     $   116,578
Net cash provided by operating
  activities....................      7,332      10,389      15,318        25,328        41,271
Net cash used in investing
  activities....................       (481)     (3,088)     (3,852)      (22,858)     (449,414)
Net cash (used in) provided by
  financing activities..........     (5,387)     (7,242)     (9,285)        4,863       426,431

TOTAL PORTFOLIO HOTEL DATA: (7)
Total portfolio hotel
  revenues......................   $584,344    $760,766    $858,986    $1,056,279    $1,326,581
Number of hotels (8)............         53          82         136           150           212
Number of rooms (8).............     18,985      24,202      31,502        35,044        43,178

OWNED HOTEL OPERATING DATA: (9)
Average occupancy rate (10).....                                                           74.6%           73.8%           74.3%
ADR (11)........................                                                     $    94.29     $     92.54     $     99.51
REVPAR (12).....................                                                     $    70.36     $     68.33     $     73.91

---------------

 (1) Pro forma management and related fees are adjusted to reflect consolidation of the Owned Hotels and the resultant pro forma elimination of management and related fees actually derived from the Owned Hotels in 1995 and 1996, respectively.

 (2) Represents a non-recurring expense relating to the issuance of 785,533 shares of Common Stock to certain executives and key employees of the Company in consideration for the cancellation of stock options issued by the Company's predecessor, Interstate Hotels Corporation.

 (3) Until immediately prior to the consummation of the IPO, the Company and its predecessors were organized as S corporations, partnerships and limited liability companies and, accordingly, were not subject to federal and certain state income taxes. The Company recorded income tax expense of $4,881 to establish deferred income taxes as of the date of the Company's change of status from a pass-through entity for tax purposes to a C corporation. The pro forma statement of income data has been computed as if the Company had been subject to federal and state income taxes, based on the applicable statutory tax rates then in effect.

 (4) Represents an extraordinary loss resulting from the early extinguishment of indebtedness, net of a tax benefit of $3,997.

 (5) Based on 35,239,296 shares of Common Stock outstanding on a pro forma basis plus an additional 148,381 shares of Common Stock to reflect the dilutive effect of outstanding options.

 (6) EBITDA represents earnings before interest, income taxes, depreciation and amortization, minority interests and extraordinary items. Management believes that EBITDA is a useful measure of operating performance because it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization, which is generally equivalent to EBITDA, and EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under GAAP for purposes of evaluating the Company's results of operations.

 (7) Represents all hotels, including the Owned Hotels, for which the Company provides management or related services.

 (8) As of the end of the years presented.

 (9) Represents 27 Owned Hotels purchased on varying dates during 1996.

(10) Represents total rooms occupied by hotel guests on a paid basis divided by total available rooms. Total available rooms represents the number of rooms available for rent multiplied by the number of days in the reported period.

(11) Represents total room revenues divided by the total number of rooms occupied by hotel guests on a paid basis.

(12) Represents total room revenues divided by total available rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of December 31, 1996, the Company owned, managed, leased or performed related services for 212 hotels with a total of 43,178 rooms. The Company owned or had a majority equity interest in 27 of these properties with 7,736 rooms. The Owned Hotels were purchased on varying dates in connection with and since the Company's IPO. In connection with the IPO, the Company entered into a $295 million credit facility, which included a $100 million revolving credit facility and a $195 million term loan facility, and entered into $29.3 million of mortgage indebtedness encumbering six Owned Hotels. In October 1996, the credit facility was amended to convert $100 million of revolving credit borrowings to term debt, increase the revolving credit capacity to $200 million and permit an additional $200 million of third-party borrowings. Additionally, in November 1996, the Company completed the Equity Inns Transaction. The following discussion and analysis includes the Company's pro forma results of operations in addition to its historical data. The pro forma financial information has been prepared to include the effects of the IPO, the Company's second public offering, the borrowings under the Company's credit facility, the acquisitions of the Owned Hotels on varying dates and the Equity Inns Transaction as if all of the transactions had occurred on January 1, 1995. The historical data has been derived from the audited financial statements of the Company.

PRO FORMA YEAR ENDED DECEMBER 31, 1996 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1995

     Pro forma total revenues increased by $32.0 million, or 7.2%, from $445.5 million in 1995 to $477.5 million in 1996. The most significant portion of this increase related to lodging revenues, which consists of rooms, food and beverage and other departmental revenues. Pro forma lodging revenues increased by $27.2 million, or 6.7%, from $405.4 million in 1995 to $432.6 million in 1996. This increase was due to the overall improvement in the operating performance of the Owned Hotels, which was attributed to changes in franchise affiliations and market repositioning for certain of the Owned Hotels, and an overall improvement in economic conditions in certain geographic regions. The increase in lodging revenues was consistent with the increase in the Owned and Leased Hotels' room revenues of $22.2 million, or 7.9%, to $302.0 million in 1996. The pro forma ADR for the Owned Hotels increased by 7.5%, from $92.54 during 1995 to $99.51 during 1996, and the pro forma average occupancy rate increased from 73.8% to 74.3%, respectively. This resulted in an 8.2% increase in pro forma REVPAR to $73.91 during 1996. The Atlanta, Colorado Springs, Denver, Philadelphia and San Jose markets had the most significant impact on average rate and REVPAR growth. Pro forma management and related fees increased by $4.8 million, or 12.1%, from $40.1 million in 1995 to $44.9 million in 1996 primarily due to the performance improvement of the Company's portfolio of managed hotels and incremental revenues associated with the net addition of new hotels, many of which provide for incentive management fees and utilize the Company's other contractual services.

     Pro forma lodging expenses, which consists of rooms, food and beverage, property costs and other departmental expenses, increased by $6.5 million, or 2.3%, from $282.9 million in 1995 to $289.4 million in 1996. The pro forma operating margin of the Owned and Leased Hotels increased from 30.2% during 1995 to 33.1% during 1996. This increase was attributed to the increase in pro forma revenues and the overall improvement in operating performance and operating efficiencies of the Owned and Leased Hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. Pro forma general and administrative expenses in 1996 and 1995 remained consistent due to the relatively fixed nature of these expenses. Pro forma general and administrative expenses as a percentage of pro forma revenues decreased to 2.3% during 1996 compared to 2.5% during 1995 as a result of operating leverage.

     Pro forma payroll and related benefits expenses increased by $1.9 million, or 11.2%, from $16.9 million in 1995 to $18.8 million in 1996. This increase was primarily due to the addition of new employees related to the growth of the Company's hotel management business and the acquisitions of the Owned Hotels. Pro forma payroll and related benefits expenses as a percentage of pro forma revenues increased slightly to 3.9% during 1996 compared to 3.8% during 1995.

     Lease expense represents base rent and participating rent that is based on a percentage of room and food and beverage revenues from the Leased Hotels. Pro forma lease expense increased by $2.4 million, or 6.2%, from $39.1 million in 1995 to $41.5 million in 1996. This increase was primarily due to higher Leased Hotels' room revenues. The ADR for the Leased Hotels increased by 7.1%, from $59.89 during 1995 to $64.15 during 1996.

     Pro forma operating income increased by $21.4 million, or 35.7%, from $59.9 million in 1995 to $81.3 million in 1996. Accordingly, pro forma operating margin increased from 13.4% during 1995 to 17.0% during 1996. As discussed above, the improvement in the pro forma operating margin was attributed to the increase in pro forma revenues and the overall decrease in pro forma operating expenses as a percentage of pro forma revenues.

     Pro forma net interest expense decreased by $2.4 million, or 8.6%, from $28.5 million in 1995 to $26.1 million in 1996. This decrease was due to lower outstanding debt balances resulting primarily from escalating scheduled principal payments.

     Pro forma income tax expense for 1995 and 1996 was computed as if the Company were subject to federal and state income taxes, based on an effective tax rate of 38%.

     As a result of the changes noted above, pro forma net income increased by $13.9 million, or 73.2%, from $19.0 million in 1995 to $32.9 million in 1996. Accordingly, pro forma net income margin increased from 4.3% during 1995 to 6.9% during 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Total revenues increased by $145.4 million, or 322.9%, from $45.0 million in 1995 to $190.4 million in 1996. The most significant portion of this increase related to lodging revenues, which increased by $141.1 million due to the operations of the Owned Hotels acquired during 1996 and the Leased Hotels. Management fees increased by $2.3 million, or 8.4%, from $27.0 million in 1995 to $29.3 million in 1996 due to the addition of 90 new management contracts and increased revenues associated with the performance improvement of existing managed hotels. The increase in management fees was partially offset by the loss of 28 management contracts primarily due to the divestiture of hotels by third-party owners. Other management-related fees increased by $2.0 million, or 10.9%, from $18.0 million in 1995 to $20.0 million in 1996 due to incremental revenues associated with the net addition of new hotels, many of which utilize the Company's other contractual services.

     The Company had lodging expenses of $97.6 million in 1996 due to the operations of the Owned Hotels acquired during 1996 and the Leased Hotels. The operating margin of the Owned Hotels and the Leased Hotels was 30.9% during 1996.

     General and administrative expenses increased by $1.1 million, or 11.2%, from $9.8 million in 1995 to $10.9 million in 1996. This increase was primarily due to incremental expenses associated with the growth of the Company's hotel management business and the acquisitions of the Owned Hotels, as well as additional costs associated with managing and administering a publicly held company. General and administrative expenses as a percentage of revenues decreased to 5.7% during 1996 compared to 21.8% during 1995 as a result of the operations of the Owned Hotels acquired during 1996 and the Leased Hotels.

     Payroll and related benefits expenses increased by $2.0 million, or 13.3%, from $15.5 million in 1995 to $17.5 million in 1996. This increase was related to the addition of corporate management and staff personnel as the Company's portfolio of hotels for which it provides management and other services grew. Payroll and related benefits expenses as a percentage of revenues decreased to 9.2% during 1996 compared to 34.4% during 1995 as a result of the operations of the Owned Hotels acquired during 1996 and the Leased Hotels.

     Non-cash compensation of $11.9 million in 1996 resulted from the issuance of 785,533 shares of Common Stock to certain executives and key employees of the Company in consideration for the cancellation of stock options issued by the Company's predecessor, Interstate Hotels Corporation, in 1995.

     The Company had lease expense of $3.5 million in 1996 due to the addition of the Leased Hotels.

     Depreciation and amortization increased by $10.7 million, or 253.8%, from $4.2 million in 1995 to $14.9 million in 1996 due to incremental depreciation related to the acquisitions of the Owned Hotels, the amortization of deferred financing fees and the amortization of goodwill and lease contracts associated with the Equity Inns Transaction.

     Operating income (exclusive of non-cash compensation) increased by $30.5 million, or 196.3%, from $15.5 million in 1995 to $46.0 million in 1996. Operating margin decreased from 34.5% during 1995 to 24.2% during 1996. This decrease in the operating margin reflects the inclusion of the operating results of the Owned Hotels, which were not reflected in the Company's results prior to their respective acquisition dates in 1996, and the Leased Hotels.

     The Company had $0.1 million of net interest income in 1995 compared to $12.4 million of net interest expense in 1996. This increase in interest expense was primarily due to additional borrowings related to the acquisitions of the Owned Hotels in 1996.

     Other expense of $0.3 million in 1996 consisted primarily of minority interests.

     Income tax expense in 1996 included deferred tax expense of $4.9 million which was recorded in June 1996, coinciding with the date that the Company changed its tax status from a pass-through entity for tax purposes to a C corporation.

     An extraordinary loss of $7.7 million, net of a tax benefit of $4.0 million, in 1996 resulted from the early extinguishment of certain indebtedness and was related to the payment of prepayment penalties and loan commitment fees and the write-off of deferred financing fees.

     As a result of the changes noted above, a net loss of $1.6 million was recorded in 1996 compared to net income of $15.8 million in 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Total revenues increased by $8.3 million, or 22.6%, from $36.7 million in 1994 to $45.0 million in 1995. Management fees increased by $4.7 million, or 21.3%, from $22.3 million in 1994 to $27.0 million in 1995 due to the addition of 43 new management contracts and increased revenues associated with the performance improvement of existing managed hotels. The increase in management fees was partially offset by the loss of 29 management contracts primarily due to the divestiture of hotels by third-party hotel owners. Approximately $3.1 million, or 66%, of this increase resulted from increases in base management fees, and $1.6 million, or 34%, of this increase resulted from increases in incentive management fees due to the performance improvement of existing managed hotels and the increase in the number of new contracts that provide for incentive management fees. Purchasing and other fees increased by $2.8 million, or 38.0%, from $7.5 million in 1994 to $10.3 million in 1995 primarily due to incremental revenues of $0.7 million relating to additional franchise/marketing representation fees related to the acquisition of the Colony portfolio in May 1994 and incremental revenues of $2.1 million related to the net addition of new managed hotels, many of which utilize the Company's purchasing, project management and other contractual services. Insurance income increased by $0.7 million, or 10.2%, from $7.0 million in 1994 to $7.7 million in 1995 due to the net addition of new managed hotels that elected to participate in the Company's insurance program.

     General and administrative expenses increased by $1.5 million, or 18.2%, from $8.3 million in 1994 to $9.8 million in 1995. This increase was primarily due to incremental expenses of $1.3 million associated with the acquisition of the Colony portfolio. General and administrative expenses as a percentage of revenues decreased to 21.8% in 1995 compared to 22.6% in 1994.

     Payroll and related benefits expenses increased by $3.1 million, or 24.5%, from $12.4 million in 1994 to $15.5 million in 1995. This increase was primarily due to incremental expenses of $1.5 million associated with the acquisition of the Colony portfolio and the growth of the Crossroads portfolio and $1.3 million related to an increase in incentive bonuses paid to certain executive officers and development staff. Payroll and related benefits expenses as a percentage of revenues increased to 34.4% in 1995 compared to 33.8% in 1994.

     Operating income increased by $3.2 million, or 25.9%, from $12.3 million in 1994 to $15.5 million in 1995. Operating margin increased from 33.6% during 1994 to 34.5% during 1995. The improvement in the operating margin was attributed to the increase in revenues and improvements in the operating expenses as a percentage of revenues.

     As a result of the changes noted above, net income increased by $3.4 million, or 27.8%, from $12.4 million in 1994 to $15.8 million in 1995. Net income margin increased from 33.7% during 1994 to 35.2% during 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity during 1996 were cash from operations, proceeds from the issuance of Common Stock and borrowings under its credit facility. Net cash provided by operations was $41.3 million in 1996 compared to $25.3 million in 1995. The Company used cash of $449.4 million in investing activities which principally related to the acquisitions of Owned Hotels in the amount of $417.6 million, net of cash received. Net cash provided from financing activities in the amount of $426.4 million was primarily used to finance these acquisitions. The principal sources of this cash were $357.5 million from the issuance of Common Stock and $360.1 million from proceeds from long-term debt, offset by long-term debt repayments of $247.9 million. The Company's cash and cash equivalent assets were $32.3 million and $14.0 million at December 31, 1996 and 1995, respectively.

     At December 31, 1996, the Company's total indebtedness was $407.8 million, comprised of $292.5 million of term loans, $29.1 million of borrowings under its revolving credit facility, $29.3 million of mortgage indebtedness encumbering six Owned Hotels in which the Company owns a 75% equity interest, $56.4 million of loans related to the acquisitions of two Owned Hotels in December 1996, and $0.5 million of other debt. The Company's available funds under its revolving credit facility totaled $170.9 million at December 31, 1996. In addition, at that date, the credit facility permitted $193.6 million of third-party nonrecourse and subordinated indebtedness to fund acquisitions. The Company utilizes various interest rate hedge contracts to limit its interest rate exposures on indebtedness. Future changes in interest rates applicable to outstanding borrowings are therefore not expected to have a significant impact on the Company's results of operations.

     Management of the Company believes that, with respect to its current operations, the Company's cash on hand and funds from operations will be sufficient to cover its reasonably foreseeable working capital, ongoing capital expenditure and debt service requirements. In 1996, the Company spent $16.3 million on capital expenditures. The Company's capital expenditure budget relating to existing operations for 1997 is $42.2 million.

     The Company intends to pursue a growth-oriented strategy involving, among other things, the acquisition of interests in additional hotel properties and hotel management companies, as well as the acquisition of additional management contracts (which may from time to time require capital expenditures by the Company). Management believes that the available funds remaining under its revolving credit facility, permitted third-party nonrecourse and subordinated indebtedness and cash provided by operations will be sufficient to pursue the Company's acquisition strategy and to fund its other presently foreseeable capital requirements. However, the Company believes that, absent a presently unforeseen change, additional acquisition opportunities will continue to exist for the foreseeable future, and depending upon conditions in the capital and other financial markets as well as other factors, the Company may from time to time consider the issuance of debt or other securities, the proceeds of which could be used to finance acquisitions, to refinance debt or for other general corporate purposes.

SEASONALITY

     The lodging industry is affected by seasonal patterns. At most of the Company's hotels, demand is higher in the second and third quarters than during the remainder of the year.

INFLATION

     The effects of inflation, as measured by fluctuations in the consumer price index, have not had a material impact on the Company's revenues or net income in recent years.

FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, relating to the operations and results of operations of the Company, the Company's rapid expansion, the ownership and leasing of real estate, competition from other hospitality companies and changes in economic cycles, as well as the other factors described herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, estimated, expected or intended.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the Company's Consolidated Financial Statements and Supplementary Data contained in this Report and is incorporated herein by reference. Specific financial statements and supplementary data can be found at the pages listed in the following index:

                                                                                  PAGE
                                                                                --------
    Report of Independent Accountants........................................      F-1
    Consolidated Balance Sheets as of December 31, 1995 and 1996.............      F-2
    Consolidated Statements of Operations for the years ended December 31,
      1994, 1995 and 1996....................................................      F-3
    Consolidated Statements of Shareholders' Equity for the years ended
      December 31, 1994, 1995 and 1996.......................................      F-4
    Consolidated Statements of Cash Flows for the years ended December 31,
      1994, 1995 and 1996....................................................      F-5
    Notes to Consolidated Financial Statements...............................      F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the caption "Election of Directors--Nominees for Election of Directors" and "--Executive Officers Who Are Not Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1997 (the "Proxy Statement") and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Election of Directors--Executive Compensation" in the Proxy Statement and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Election of Directors--Beneficial Ownership of Common Stock" in the Proxy Statement and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the caption "Election of Directors--Certain Relationships and Related Transactions" in the Proxy Statement and incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report

        1. Financial Statements

             The list of financial statements required by this item is set forth in Item 8, "Consolidated Financial Statements and Supplementary Data," and is incorporated herein by reference.

        2. Financial Statement Schedules

             All financial statement schedules are omitted as they are either not applicable or the required information is included in the consolidated financial statements or the notes thereto.

        3. Exhibits

EXHIBIT NO.                                      DESCRIPTION
-----------    -------------------------------------------------------------------------------
   2.1         Formation Agreement, dated as of June 25, 1996, among the Company and the parties identified on the signature page thereof(1)
   3.1         Amended and Restated Articles of Incorporation of the Company(1)
   3.2         Amended and Restated Bylaws of the Company(1)
   4.1         Specimen Common Stock Certificate(2)
   4.2(a)      Credit Agreement, dated as of June 25, 1996, among Interstate Hotels
               Corporation, Credit Lyonnais and the other parties signatory thereto(1)
   4.2(b)      First Amendment to Credit Agreement, dated as of October 21, 1996, among
               Interstate Hotels Corporation, Credit Lyonnais and the other parties signatory thereto(2)
  10.1         Agreement of Purchase and Sale, dated as of March 29, 1996, among the Sellers named therein and IHC Member Corporation(3)
  10.2         Contribution Agreement, dated as of March 29, 1996, among Interstate Hotels
               Corporation and the other persons signatory thereto(3)
  10.3         Stockholders Agreement, dated as of June 25, 1996, among the Company,
               Blackstone Real Estate Advisors L.P. and the shareholders named therein(1)
  10.4         Registration Rights Agreement, dated as of June 25, 1996, among the Company and the shareholders named therein(1)
  10.5         Master Agreement, dated as of April 1, 1996, among Host Funding, Inc.,
               Crossroads Hospitality Tenant Company, L.L.C. and Crossroads Hospitality
               Company, L.L.C.(3)
  10.6         Interstate Hotels Company Executive Retirement Plan(3)
  10.7         Interstate Hotels Company Equity Incentive Plan(3)
  10.8         Interstate Hotels Company Stock Purchase Plan(3)
  10.9         Interstate Hotels Company Management Bonus Plan(3)
  10.10        Interstate Hotels Company Stock Option Plan for Non-Employee Directors(3)
  10.11(a)     Employment Agreement between the Company and Milton Fine(3)
  10.11(b)     Employment Agreement between the Company and W. Thomas Parrington, Jr.(3)
  10.11(c)     Employment Agreement between the Company and J. William Richardson(3)
  10.11(d)     Employment Agreement between the Company and Robert L. Froman(3)
  10.11(e)     Employment Agreement between the Company and Marvin I. Droz(3)
  10.11(f)     Employment Agreement between the Company and Thomas D. Reese(2)
  10.12        Form of Severance Agreement between the Company and each of Milton Fine, W.
               Thomas Parrington, Jr., J. William Richardson, Robert L. Froman and Marvin I.
               Droz(3)

EXHIBIT NO.                                      DESCRIPTION
-----------    -------------------------------------------------------------------------------
  10.13        Form of Indemnification Agreement between the Company and each of its directors(3)
  10.14(a)     Interstate Hotels Company Supplemental Deferred Compensation Plan(3)
  10.14(b)     Deferred Compensation Agreement between the Company and W. Thomas Parrington,
               Jr.(3)
  10.14(c)     Deferred Compensation Agreement between the Company and J. William
               Richardson(3)
  10.15(a)     Contribution Agreement, dated as of October 4, 1996, as amended, among Trust
               Leasing, Inc., Trust Management, Inc., Phillip H. McNeill, Sr.,
               Crossroads/Memphis Company, L.L.C. and Crossroads/Memphis Partnership, L.P.(2)
  10.15(b)     Master Agreement, dated as of November 4, 1996, as amended, among Equity Inns
               Partnership, L.P., Interstate Hotels Corporation, Equity Inns, Inc.,
               Crossroads/Memphis Partnership, L.P. and Crossroads Future Company, L.L.C.(2)
  10.16(a)     Contribution Agreement, dated as of December 19, 1996, among Casa Marina Ltd.,
               Casa Marina Realty Corporation, Interstone Partners I, L.P. and Casa Marina
               Realty Partnership, L.P.(4)
  10.16(b)     Contribution Agreement and Agreement to Assign Partnership Interests and Enter
               into First Amended and Restated Limited Partnership Agreement, dated as of
               December 19, 1996, among IHC Reach Corporation, Reach Resort Investment
               Corporation, Interstone Partners I, L.P. and The Key West Reach Limited
               Partnership(4)
  21.1         List of Subsidiaries of the Company
  23.1         Consent of Coopers & Lybrand L.L.P.
  24.1         Powers of Attorney executed by the Company, Michael J. Aranson, David J. Fine,
               Milton Fine, R. Michael McCullough, W. Thomas Parrington, Jr., J. William
               Richardson, Thomas J. Saylak and Steven J. Smith
  27.1         Financial Data Schedule

---------

(1) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

(2) Filed previously as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration. No. 333-15507), and incorporated herein by reference.

(3) Filed previously as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration. No. 333-3958), and incorporated herein by reference.

(4) Filed previously as an exhibit to the Company's Current Report on Form 8-K dated December 27, 1997 and incorporated herein by reference.

     (b) Reports on Form 8-K

           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, in the Commonwealth of Pennsylvania, on March 20, 1997.

                                        INTERSTATE HOTELS COMPANY

                                        By:     /s/ J. WILLIAM RICHARDSON
                                           -------------------------------------
                                                   J. William Richardson
                                               Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                        DATE
-------------------------------------   -------------------------------------   ---------------

                  *                      President, Chief Executive Officer     March 20, 1997
-------------------------------------               and Director
      W. Thomas Parrington, Jr.             (principal executive officer)

      /s/ J. WILLIAM RICHARDSON             Executive Vice President and        March 20, 1997
-------------------------------------          Chief Financial Officer
        J. William Richardson            (principal financial and accounting
                                                      officer)

                  *                                   Director                  March 20, 1997
-------------------------------------
             Milton Fine

                  *                                   Director                  March 20, 1997
-------------------------------------
            David J. Fine

                  *                                   Director                  March 20, 1997
-------------------------------------
         Michael J. Aranson

                  *                                   Director                  March 20, 1997
-------------------------------------
        R. Michael McCullough

                  *                                   Director                  March 20, 1997
-------------------------------------
          Thomas J. Saylak

                  *                                   Director                  March 20, 1997
-------------------------------------
           Steven J. Smith

     The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the powers of attorney executed by the above-named officers and directors and filed herewith.

                                        By:     /s/ J. WILLIAM RICHARDSON
                                           -------------------------------------
                                                   J. William Richardson
                                                     Attorney-in-Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Interstate Hotels Company:

We have audited the accompanying consolidated balance sheets of Interstate Hotels Company (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995 and 1996, and the consolidated results of its operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                    /S/ COOPERS & LYBRAND L.L.P.

600 Grant Street
Pittsburgh, Pennsylvania
February 12, 1997, except
  for Note 21, as to which the
  date is March 19, 1997

                           INTERSTATE HOTELS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

                                     ASSETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1996
                                                                         --------     --------
Current assets:
  Cash and cash equivalents...........................................   $ 14,035     $ 32,323
  Accounts receivable, net............................................     10,654       21,556
  Stock subscription receivable, net..................................         --       14,286
  Deferred income taxes...............................................         --        1,649
  Prepaid expenses and other assets...................................        712       11,961
                                                                         --------     --------
          Total current assets........................................     25,401       81,775
Restricted cash.......................................................      2,096       15,995
Property and equipment, net...........................................      1,894      709,151
Investments in hotel real estate......................................     12,884        5,605
Officers and employees notes receivable...............................      1,219        4,643
Affiliates notes receivable...........................................      8,718           --
Intangibles and other assets..........................................      9,189       66,592
                                                                         --------     --------
               Total assets...........................................   $ 61,401     $883,761
                                                                         ========     ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable--trade.............................................        926       12,152
  Accounts payable--health trust......................................      5,505        2,440
  Accrued payroll and related benefits................................      3,026       15,072
  Other accrued liabilities...........................................      5,546       23,926
  Current portion of long-term debt...................................        363       11,767
                                                                         --------     --------
          Total current liabilities...................................     15,366       65,357
Long-term debt........................................................     35,907      396,044
Deferred income taxes.................................................         --        4,081
Other liabilities.....................................................         --        1,213
                                                                         --------     --------
          Total liabilities...........................................     51,273      466,695
                                                                         --------     --------
Minority interests....................................................        872        7,768
Commitments and contingencies.........................................         --           --
Shareholders' equity:
  Preferred stock, $.01 par value; 25,000 shares authorized; no shares
     outstanding as of December 31, 1996..............................         --           --
  Common stock, $.01 par value; 75,000 shares authorized; 34,639
     shares issued and outstanding as of December 31, 1996............          3          352
  Paid-in capital.....................................................     26,883      407,784
  Retained (deficit) earnings.........................................    (12,737)       1,432
  Unearned compensation...............................................     (3,263)        (270)
  Receivable from shareholders........................................     (1,630)          --
                                                                         --------     --------
          Total shareholders' equity..................................      9,256      409,298
                                                                         --------     --------
               Total liabilities and shareholders' equity.............   $ 61,401     $883,761
                                                                         ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)
                                   ---------

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                 1994        1995         1996
                                                                -------     -------     --------
Lodging revenues:
  Rooms......................................................   $    --     $    --     $ 89,930
  Food and beverage..........................................        --          --       42,502
  Other departmental.........................................        --          --        8,685
Management fees..............................................    22,285      27,022       29,304
Other management-related fees................................    14,441      17,996       19,964
                                                                -------     -------     --------
                                                                 36,726      45,018      190,385
                                                                -------     -------     --------
Lodging expenses:
  Rooms......................................................        --          --       20,900
  Food and beverage..........................................        --          --       31,033
  Other departmental.........................................        --          --        3,936
  Property costs.............................................        --          --       41,707
General and administrative...................................     8,302       9,811       10,912
Payroll and related benefits.................................    12,420      15,469       17,529
Non-cash compensation........................................        --          --       11,896
Lease expense................................................        --          --        3,477
Depreciation and amortization................................     3,659       4,201       14,862
                                                                -------     -------     --------
                                                                 24,381      29,481      156,252
                                                                -------     -------     --------
       Operating income......................................    12,345      15,537       34,133
Other income (expense):
  Interest, net..............................................        30          99      (12,421)
  Other, net.................................................        14         203         (270)
                                                                -------     -------     --------
       Income before income tax expense......................    12,389      15,839       21,442
Income tax expense...........................................        --          --       15,325
                                                                -------     -------     --------
       Income before extraordinary items.....................    12,389      15,839        6,117
Extraordinary loss from early extinguishment of debt, net of
  tax benefit of $3,997......................................        --          --        7,733
                                                                -------     -------     --------
       Net income (loss) (Note 19)...........................   $12,389     $15,839     $ (1,616)
                                                                =======     =======     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)
                                   ---------

                                                                RETAINED                                  RECEIVABLE
                                          COMMON    PAID-IN     (DEFICIT)     UNEARNED      PARTNERS'        FROM
                                          STOCK     CAPITAL     EARNINGS    COMPENSATION     CAPITAL     STOCKHOLDERS     TOTAL
                                          ------    --------    --------    ------------    ---------    ------------    --------
Balance at December 31, 1993...........    $ 57     $ 17,856    $   (269)     $     --       $ 1,962       $ (2,979)     $ 16,627
  Effect of recapitalization...........     (21)          21          --            --            --             --            --
  Common stock of new entities and
    capital contributions..............       6            3          --            --            --             --             9
  Net decrease in receivable from
    shareholders.......................      --           --          --            --            --            776           776
  Distributions paid...................      --           --      (5,987)           --        (4,956)            --       (10,943)
  Net income...........................      --           --       5,517            --         6,872             --        12,389
                                           ----     --------    --------       -------       -------        -------      --------
Balance at December 31, 1994...........      42       17,880        (739)           --         3,878         (2,203)       18,858
  Effect of reorganization.............     (42)       4,520          --            --        (4,478)            --            --
  Assumption of liability by principal
    shareholder........................      --        1,220          --            --            --             --         1,220
  Common stock of new entities and
    capital contributions..............       3           --          --            --           600             --           603
  Stock options granted................      --        3,263          --        (3,263)           --             --            --
  Assumption of shareholders'
    liability..........................      --           --     (12,995)           --            --             --       (12,995)
  Net decrease in receivable from
    shareholders.......................      --           --          --            --            --            573           573
  Distributions paid...................      --           --     (14,842)           --            --             --       (14,842)
  Net income...........................      --           --      15,839            --            --             --        15,839
                                           ----     --------    --------       -------       -------        -------      --------
Balance at December 31, 1995...........       3       26,883     (12,737)       (3,263)           --         (1,630)        9,256
  Cancellation of stock options issued
    in 1995............................      --       (3,263)         --         3,263            --             --            --
  Issuance of stock (Note 11)..........       8       12,154          --          (379)           --             --        11,783
  Unearned compensation recognized.....      --           --          --           109            --             --           109
  Net decrease in receivable from
    shareholders.......................      --           --          --            --            --          1,630         1,630
  Dividends and capital
    distributions......................      --      (30,000)     (8,423)           --            --             --       (38,423)
  Contribution of IHC's net assets for
    Common Stock.......................     125      (24,333)     24,208            --            --             --            --
  Issuance of Common Stock, net........     186      357,287          --            --            --             --       357,473
  Stock subscription receivable, net...       6       14,280          --            --            --             --        14,286
  Issuance of Common Stock for
    acquisitions.......................      24       54,776          --            --            --             --        54,800
  Net loss.............................      --           --      (1,616)           --            --             --        (1,616)
                                           ----     --------    --------       -------       -------        -------      --------
Balance at December 31, 1996...........    $352     $407,784    $  1,432      $   (270)      $    --       $     --      $409,298
                                           ====     ========    ========       =======       =======        =======      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   ---------

                                                                        YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                  1994           1995           1996
                                                                --------       --------       ---------
Cash flows from operating activities:
  Net income (loss).......................................      $ 12,389       $ 15,839       $  (1,616)
  Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
    Depreciation and amortization.........................         3,659          4,201          14,862
    Minority interests' share of equity (loss) income from
       investment in hotel real estate....................            --            (10)            503
    Non-cash compensation.................................            --             --          11,896
    Deferred income taxes.................................            --             --           6,671
    Write-off of deferred financing fees..................            --             --           6,169
    Other.................................................           (53)          (299)           (231)
  Cash (used) provided by assets and liabilities:
    Accounts receivable, net..............................        (2,652)        (2,377)          1,280
    Prepaid expenses and other assets.....................           (17)          (257)        (11,289)
    Accounts payable......................................           915          4,775           2,953
    Other accrued liabilities.............................         1,077          3,456          10,073
                                                                --------       --------       ---------
       Net cash provided by operating activities..........        15,318         25,328          41,271
                                                                --------       --------       ---------
Cash flows from investing activities:
  Increase in restricted cash.............................          (814)          (811)        (13,899)
  Acquisition of hotels, net of cash received.............            --             --        (417,601)
  Purchase of property and equipment, net.................          (607)          (438)        (16,253)
  Restricted funds used to purchase property and
    equipment.............................................            --             --          10,383
  Investments in hotel real estate........................            --        (13,038)         (5,605)
  Change in notes receivable, net.........................           529         (7,686)         (3,424)
  Other...................................................        (2,960)          (885)         (3,015)
                                                                --------       --------       ---------
       Net cash used in investing activities..............        (3,852)       (22,858)       (449,414)
                                                                --------       --------       ---------
Cash flows from financing activities:
  Proceeds from long-term debt............................         3,548         35,000         360,100
  Repayment of long-term debt.............................        (2,642)       (15,265)       (247,939)
  Financing costs paid, net...............................           (33)        (2,088)        (14,997)
  Minority interests......................................            --            882           6,896
  Proceeds from issuance of Common Stock, net.............            --             --         357,473
  Capital contributions...................................             9            603              --
  Funds advanced to shareholders..........................        (1,689)        (3,245)         (6,423)
  Repayment of funds advanced to shareholders.............         2,465          3,818           8,053
  Repayment of notes payable to shareholders..............            --             --         (30,000)
  Dividends and capital distributions paid................       (10,943)       (14,842)         (6,732)
                                                                --------       --------       ---------
       Net cash (used in) provided by financing
         activities.......................................        (9,285)         4,863         426,431
                                                                --------       --------       ---------
Net increase in cash and cash equivalents.................         2,181          7,333          18,288
Cash and cash equivalents at beginning of period..........         4,521          6,702          14,035
                                                                --------       --------       ---------
Cash and cash equivalents at end of period................      $  6,702       $ 14,035       $  32,323
                                                                ========       ========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Interstate Hotels Company (the Company) was formed on April 19, 1996 in anticipation of an initial public offering of the Company's Common Stock (see
Note 3). As of December 31, 1996, the Company owned 18 hotels and had a majority equity interest in nine other hotels (collectively, the Owned Hotels). As a result of the transactions discussed in Notes 3 and 4, the consolidated financial statements of the Company consist of the historical results of Interstate Hotels Corporation and Affiliates (IHC), the Company's predecessor, and the operations of the Owned Hotels from the respective dates of their acquisitions. Prior thereto, the consolidated financial statements reflect only the historical activity of IHC. The working capital and operating results of hotels operated under long-term operating leases (the Leased Hotels) are also included in the Company's consolidated financial statements because the operating performance associated with such hotels is guaranteed by the Company (see Note 9).

     The Company provides management and other related services principally to owned, managed and leased hotels through its wholly owned subsidiaries. The Company provides these services to hotels located in 34 states, the District of Columbia, Canada, Israel, the Caribbean, Thailand, Panama and Russia, with the largest concentration of hotels in the states of Florida and California. These hotels are operated under a number of franchise agreements, with the largest franchisors being Marriott International, Inc. and Promus Hotels, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and entities more than 50% owned. All significant intercompany transactions and balances have been eliminated in consolidation. The Company accounts for investments in less than 50% but greater than 20% owned entities in which it can exert significant influence under the equity method of accounting. All other investments are accounted for under the cost method. These investments are included in investments in hotel real estate in the consolidated balance sheets.

     Minority interests represent the proportionate share of the equity that is owned by third parties in entities more than 50% owned by the Company. The net income or loss of such entities is allocated to the minority interests based on their percentage ownership throughout the year and is included in other income (expense) in the consolidated statements of operations.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

  Cash and Cash Equivalents:

     All unrestricted, highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

  Restricted Cash:

     The long-term debt agreements discussed in Note 8 and the franchise agreements referred to in Note 17 provide that cash from hotel operations be restricted for the future acquisition or replacement of property and equipment each year based on a percentage of gross hotel revenues. The requirements range from 3% to 6%. Capital restricted under applicable government insurance regulations is also included in restricted cash, and represents 20% of the annual insurance premiums written by the Company (see Note 15).

  Property and Equipment:

     Property and equipment are recorded at cost, which includes the allocated purchase price for hotel acquisitions, and are depreciated primarily on the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for major renewals and betterments that significantly extend the useful life of existing property and equipment are capitalized and depreciated. The cost and related accumulated depreciation applicable to property no longer in service are eliminated from the accounts and any gain or loss thereon is included in operations.

     The Company is currently in the process of finalizing certain purchase price allocations for hotel acquisitions that occurred in the fourth quarter of 1996. Management anticipates that such purchase price allocations will be finalized in the first half of 1997. Adjustments, if any, would not result in material changes in the results of operations, but may result in the reclassification of certain long-term assets.

  Officers and Employees Notes Receivable:

     Officers notes receivable consist principally of notes from two executives. Such notes bear interest, are fully recourse to the borrowers and are forgiven and expensed ratably, if certain conditions are met, until the notes mature in June 2006. The Company also makes loans from time to time to other employees, which are payable upon demand and generally do not bear interest until such demand is made. Certain officers and employees notes receivable may be forgiven and expensed provided certain conditions are satisfied.

  Intangibles and Other Assets:

     Intangibles and other assets consist of the amounts paid to obtain management and lease contracts and deferred financing fees. Goodwill is also included in intangibles and other assets, and represents the excess of the purchase price over the net assets of businesses acquired. Intangibles and other assets are amortized on the straight-line method over the life of the underlying contracts or estimated useful lives.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:

     The carrying values of long-lived assets, which include property and equipment and all intangibles, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future net cash flows is less than book value.

  Deferred Income Taxes:

     Deferred income taxes are recorded using the liability method. Under this method, deferred tax assets and liabilities are provided for the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

  Revenue Recognition:

     Management fees and other management-related fees are recognized when earned. The Owned Hotels and Leased Hotels recognize revenue from their rooms, food and beverage and other departments as earned on the close of each business day. Hotels managed under short-term operating leases with certain lessee and lessor cancellation clauses are treated as management contracts, with the revenue earned from those leases recognized when earned.

  Reimbursable Expenses:

     The Company is reimbursed for costs associated with providing insurance services, purchasing and renovation services, MIS support, centralized accounting, leasing, training and relocation programs to owned, managed and leased hotels. These revenues are included in other management-related fees and the corresponding costs are included in general and administrative and payroll and related benefits in the consolidated statements of operations.

  Insurance:

     Insurance premiums are recorded as income on a pro-rata basis over the life of the related policies, with the portion applicable to the unexpired terms of the policies in force recorded as unearned premium reserves. Losses are provided for reported claims, claims incurred but not reported and claims settlement expense at each balance sheet date. Such losses are based on management's estimate of the ultimate cost of settlement of claims. Actual liabilities may differ from estimated amounts. Any changes in estimates are reflected in current earnings.

  Concentration of Credit Risk:

     The Company maintains cash and cash equivalents with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Management believes the credit risk related to these cash and cash equivalents is minimal.

  Financial Instruments:

     The Company uses interest rate hedge contracts for the purpose of hedging interest rate exposures, which involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amounts. The amounts to be paid or received are accrued as interest rates change and recognized over the life of the contracts as an adjustment to interest expense. Gains and losses realized from the termination of interest rate hedges are recognized over the remaining life of the hedge contract. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.

  Reclassifications:

     Certain amounts in previously issued financial statements have been reclassified to conform to the presentation adopted in the 1996 consolidated financial statements.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

3. PUBLIC OFFERINGS:

  Initial Offering:

     In June 1996, the Company completed an initial public offering of its Common Stock resulting in the sale of 12,448,350 shares (including 1,448,350 shares from the underwriters' exercise of over-allotment options) at a price of $21 per share (the Initial Offering). Net proceeds to the Company were $240,453. In connection with the Initial Offering, Blackstone Real Estate Advisors, L.P. and certain of its affiliates (collectively, Blackstone) exercised an option to receive 2,133,333 shares of Common Stock of the Company for an exercise price of $23,300.

     In connection with the Initial Offering, the Company acquired all of Blackstone's equity interests in 13 of the Owned Hotels for a cash purchase price of $124,400, and Blackstone contributed to the Company its equity interest in one Owned Hotel in consideration of $8,300 of Common Stock of the Company. Additionally, in connection with the Initial Offering, the principal shareholders of IHC contributed to the Company all of the outstanding shares of common stock of IHC and their equity interests in these 14 Owned Hotels in exchange for Common Stock of the Company. The acquisition of Blackstone's equity interests has been accounted for using the purchase method of accounting, except that carryover basis was used for 9.3% of the acquired interests. The contributions of IHC's common stock and equity interests in hotels in exchange for Common Stock of the Company have been accounted for using carryover bases.

  Follow-on Offering:

     In December 1996, the Company completed a follow-on public offering of 4,000,000 shares of its Common Stock at a price of $25 per share (the Follow-on Offering). In January 1997, the underwriters purchased an additional 600,000 shares of Common Stock at $25 per share pursuant to over-allotment options. Net proceeds to the Company were $93,720 from the Follow-on Offering and $14,286 from the exercise of the over-allotment options. The Company recorded the exercise of the over-allotment options as stock subscription receivable, net of the underwriting discount, in the consolidated balance sheets as of December 31, 1996.

4. POST-INITIAL OFFERING ACQUISITIONS:

     Subsequent to the Initial Offering and related transactions discussed in
Note 3, the Company acquired 13 hotels with an aggregate purchase price of approximately $323,579. On November 15, 1996, the Company acquired for 1,957,895 shares of Common Stock the management and leasing businesses affiliated with Equity Inns, Inc., a publicly traded real estate investment trust, which resulted in goodwill of approximately $21,691. The businesses consisted of eight management contracts and 48 long-term lease contracts. The above acquisitions were accounted for using the purchase method of accounting. One of the hotels acquired since the Initial Offering was purchased from an entity partially owned by a significant shareholder (see Note 17).

5. PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

     The following unaudited pro forma information is presented as if the transactions discussed in Notes 3, 4 and 8 had occurred on January 1, 1995. In management's opinion, all pro forma adjustments necessary to reflect the effects of these transactions have been made. The pro forma information does not include earnings on the Company's pro forma cash and cash equivalents or certain one-time charges to income, and does not purport to present what the actual results of operations of the Company would have been if the previously

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

5. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)--CONTINUED

mentioned transactions had occurred on such date or to project the results of operations of the Company for any future period.

                                                                         YEAR ENDED
                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      1995          1996
                                                                    --------      --------
    Total revenues...............................................   $445,472      $477,506
    Operating income.............................................     59,891        81,265
    Net income...................................................     19,023        32,948
    Pro forma earnings per common share and common share
      equivalent.................................................        .54           .93
    Weighted average common shares and common share
      equivalents................................................ 35,387,677    35,387,677

6. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                       1995         1996
                                                                      ------      --------
    Land...........................................................   $   --      $ 95,192
    Buildings and improvements (15 to 40 years)....................      678       545,565
    Furniture, fixtures and equipment (5 to 10 years)..............    3,776       112,808
    Construction in progress.......................................       --           669
                                                                      ------      --------
                                                                       4,454       754,234
    Less accumulated depreciation..................................    2,560        45,083
                                                                      ------      --------
                                                                      $1,894      $709,151
                                                                      ======      ========

     Depreciation expense was approximately $421, $467 and $8,420 for the years ended December 31, 1994, 1995 and 1996, respectively.

7. INTANGIBLES AND OTHER ASSETS:

     Intangibles and other assets consisted of the following:

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                       1995         1996
                                                                      -------      -------
    Management contracts (3 to 10 years)...........................   $22,794      $24,825
    Lease contracts (15 years).....................................        --       22,600
    Goodwill (25 years)............................................        --       21,691
    Deferred financing fees (3 to 7 years).........................     2,101       14,862
    Other..........................................................     2,088        4,477
                                                                      -------      -------
                                                                       26,983       88,455
    Less accumulated amortization..................................    17,794       21,863
                                                                      -------      -------
                                                                      $ 9,189      $66,592
                                                                      =======      =======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

8. LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                                          DECEMBER 31,
                                                      ---------------------
                                                       1995          1996
                                                      -------      --------
    Term Loans and Revolving Credit Facility.......   $    --      $321,600
    CGL Loan.......................................        --        29,250
    Owned Hotel Loans..............................        --        56,420
    IHC revolving credit and term loan facility....    35,000            --
    Other..........................................     1,270           541
                                                      -------      --------
                                                       36,270       407,811
    Less current portion...........................       363        11,767
                                                      -------      --------
                                                      $35,907      $396,044
                                                      =======      ========

     In June 1996, the Company entered into a $195,000 Term Loan and a $100,000 Revolving Credit Facility (collectively, the Credit Facilities). In October 1996, the Company amended the Credit Facilities by converting the borrowings outstanding under the Revolving Credit Facility to a $100,000 Term Loan and increasing the Revolving Credit Facility capacity to $200,000. The Term Loans are payable through June 2003 in escalating quarterly installments and a final balloon payment. The Revolving Credit Facility, payable in June 2003, provides for borrowings under letters of credit, revolving loans for working capital and acquisition loans to be used to finance additional hotel acquisitions. The Credit Facilities include certain mandatory prepayment provisions.

     The Company purchased a subordinated participation interest in the $119,250 mortgage indebtedness of Interstone/CGL Partners, L.P., a majority-owned subsidiary of the Company (the CGL Loan). As of December 31, 1996, on a consolidated basis, the Company had outstanding, in addition to the Credit Facilities, $29,250 of the CGL Loan. The CGL Loan requires no principal payments until the indebtedness matures in June 2003. All other terms of the CGL Loan, including interest and covenants, are identical to the Credit Facilities.

     Interest on the Credit Facilities and the CGL Loan is payable subject to the Company's election of the base rate option or the Eurodollar option. The base rate option is the lender's prime rate plus 1%. The Eurodollar option is LIBOR plus 2%. The Company elected the Eurodollar option to be in effect as of December 31, 1996, which was 7.69%. Additionally, the Company has entered into five interest rate hedge contracts: an interest rate cap that limits LIBOR to 6% on up to $105,000 of the indebtedness through June 1999; an interest rate cap that limits LIBOR to 6% on up to $234,750 of the indebtedness through October 1997; an interest rate cap that limits LIBOR to 6% on up to $225,900 of the indebtedness from October 1997 through October 1998; an interest rate cap that limits LIBOR to 7% on up to $208,750 of the indebtedness from October 1998 through October 1999; and an interest rate swap that provides for a fixed LIBOR rate of 5.8% on $72,000 of the indebtedness through December 2000.

     A nonrefundable commitment fee equal to 3/8 of 1% of the unused portion of the Revolving Credit Facility is payable quarterly. Additionally, letter of credit fees equal to 2.25% of the outstanding letters of credit are payable quarterly.

     The Credit Facilities and the CGL Loan contain certain restrictive covenants, including several financial ratios and restrictions on the payment of dividends, among other things. The Company has pledged substantially all of the assets of the Company and an interest in the rights to the cash flows of certain of the Owned Hotels as collateral for the Credit Facilities and the CGL Loan.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

8. LONG-TERM DEBT--CONTINUED

     In December 1996, the Company incurred loans (the Owned Hotel Loans) totaling $56,420 related to the acquisitions of two hotels. One of the Owned Hotel Loans is non recourse and is due in the form of a balloon payment of $31,000 in January 1998. The other loans are payable monthly through October 2005 and include certain mandatory prepayment provisions. Interest is payable monthly on the Owned Hotel Loans at rates between 7.5% and 9.08% as of December 31, 1996. The Owned Hotel Loans are collateralized by the assets of the two hotels.

     Aggregate scheduled maturities of long-term debt for each of the five years ending December 31 and thereafter are as follows:

            1997......................................................   $ 11,767
            1998......................................................     50,495
            1999......................................................     31,024
            2000......................................................     46,057
            2001......................................................     57,581
            Thereafter................................................    210,887
                                                                         --------
                                                                         $407,811
                                                                         ========

9. COMMITMENTS AND CONTINGENCIES:

     The Company provides financial guarantees to the owners of the Leased Hotels for certain minimum operating performance levels, which are annually increased by the consumer price index and expire through 2011. Presently, management does not expect to incur any claims against these lease guarantees. Minimum future lease payments are computed based on the base rent of each lease, as defined, and are as follows:

            1997......................................................   $ 25,709
            1998......................................................     25,709
            1999......................................................     25,709
            2000......................................................     25,709
            2001......................................................     25,709
            Thereafter................................................    254,944
                                                                         --------
                                                                         $383,489
                                                                         ========

     The Company accounts for the leases of office space (the office leases expire at varying times through 2002), certain office equipment (the equipment leases expire at varying times through 2003) and land leases associated with two of the Owned Hotels (the land leases expire at varying times through 2086) as operating leases. Total rent expense amounted to approximately $739, $912 and $2,922 for the years ended Decem-

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

9. COMMITMENTS AND CONTINGENCIES--CONTINUED

ber 31, 1994, 1995 and 1996, respectively. The following is a schedule of future minimum lease payments under these leases:

            1997...................................................  $  2,975
            1998...................................................     2,692
            1999...................................................     2,358
            2000...................................................     1,988
            2001...................................................     1,728
            Thereafter.............................................    35,527
                                                                     --------
                                                                     $ 47,268
                                                                     ========

     In the ordinary course of business, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company. Based on currently available facts, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

10. PREFERRED AND COMMON STOCK:

     The Company has the authority to issue up to 25,000,000 shares of preferred stock having such rights, preferences and privileges as designated by the Board of Directors of the Company. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of such preferred stock that may be issued in the future.

     The following represents shares of Common Stock authorized for issuance under the Company's stock plans:

                                                                    NUMBER OF
                                                                     SHARES
                                                                    ---------
    Equity Incentive Plan, including the Stock Option
      Plan for Non-Employee Directors............................   2,500,000
    Employee Stock Purchase Plan.................................     500,000
    Management Bonus Plan........................................     250,000
                                                                    ---------
                                                                    3,250,000
                                                                    =========

     The Equity Incentive Plan provides for options to be granted to eligible employees to purchase shares of Common Stock. The option price is established at the grant date at a price not less than the current market value. The options generally vest over a three year period and expire after ten years. The Employee Stock Purchase Plan is designed to be a non-compensatory plan, whereby eligible employees may elect to withhold a maximum of 8% of their salary and use such amounts to purchase Common Stock. The Management Bonus Plan provides for bonuses to be paid to key executives of the Company based upon the achievement of specified goals of both the Company and the executive. Bonuses are based on a percentage of the individual's annual salary, and up to 20% of each executive's bonus, at the discretion of management, may be payable in the form of shares of Common Stock.

     The Company has elected to account for stock-based employee compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" rather than Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation." If compensation cost had been determined based on the fair value at the grant dates

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

10. PREFERRED AND COMMON STOCK--CONTINUED

according to SFAS No. 123, the Company's net loss would have been increased to the pro forma amount shown below:

                                                                           1996
                                                                          -------
            Net loss:
              As reported..............................................   $(1,616)
              Pro forma................................................    (2,781)

     The effect on earnings per share is not meaningful and, therefore, has not been provided (see Note 19).

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                                             1996
                                                                             ----
            Weighted average risk-free interest rate......................    6.3%
            Expected dividend yield.......................................     --
            Expected volatility...........................................   30.3%
            Expected life (number of years)...............................      3

     The transactions for stock options issued under the Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors were as follows:

                                                                  WEIGHTED AVERAGED
                                                        -------------------------------------
                                           NUMBER OF     REMAINING        VALUE      EXERCISE       RANGE OF
                                            OPTIONS     LIFE (YEARS)    PER SHARE     PRICE      EXERCISE PRICE
                                           ---------    ------------    ---------    --------    --------------
Outstanding, December 31, 1995..........          --
Granted.................................   1,589,250                                  $22.66     $21.00--$26.75
Exercised...............................          --                                      --           --
Canceled................................      12,500                                  $21.00         $21.00
                                           ---------
Outstanding, December 31, 1996..........   1,576,750         9.6          $6.44       $22.66     $21.00--$26.75
                                           =========
Exercisable, December 31, 1996..........          --
Shares reserved for future options as of
  December 31, 1996.....................     923,250

11. NON-CASH COMPENSATION:

     In December 1995, IHC granted stock options to certain officers to purchase shares of common stock of IHC. The exercise price of certain stock options was determined to be below fair market value based on an independent market valuation. No stock options were exercisable at December 31, 1995. The unearned compensation related to the stock options granted by IHC was being charged to expense over the vesting period.

     Prior to the Initial Offering, the Company issued 785,533 shares of Common Stock to certain employees in consideration for the cancellation of the stock options issued by IHC in 1995. The shares were valued based on the estimated value of the Common Stock at the time the shares were issued. As a result of the cancellation of the stock options issued by IHC in 1995 and the issuance of the Common Stock at no cost to the recipients, the Company reversed the unamortized unearned compensation recorded by IHC in 1995 and recorded non-cash compensation expense of $11,896.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

12. INCOME TAXES:

     Prior to the consummation of the Initial Offering, the Company's predecessors were organized as S corporations, partnerships and limited liability companies for federal and state income tax purposes. Accordingly, the predecessors were not subject to income tax because all taxable income or loss of the predecessors was reported on the tax returns of their owners. As a result of the change in the Company's tax status to a C corporation concurrent with the Initial Offering, the Company recorded income tax expense of $4,881 to establish deferred taxes existing as of the date of the change in tax status.

     The provision for income taxes for the year ended December 31, 1996 consisted of:

        Current
          Federal..........................................................   $ 4,153
          State............................................................       504
                                                                              -------
                                                                                4,657
                                                                              -------
        Deferred:
          Federal:.........................................................     6,223
          State............................................................       448
                                                                              -------
                                                                                6,671
                                                                              -------
        Income tax expense.................................................    11,328
        Income tax benefit from extraordinary loss.........................     3,997
                                                                              -------
                                                                              $15,325
                                                                              =======

     A reconciliation of the Company's effective tax rate to the federal statutory rate for the year ended December 31, 1996 follows:

          Federal statutory rate.............................................    35%
          State taxes, net of federal benefit................................     2
          IHC loss as an S corporation.......................................    23
          Conversion from S corporation to C corporation.....................    50
          Other..............................................................     7
                                                                                ---
          Effective tax rate.................................................   117%
                                                                                ===

     The components of net deferred tax assets and liabilities as of December 31, 1996 consisted of:

                                                            DEFERRED TAX
                                                       -----------------------
                                                       ASSETS      LIABILITIES
                                                       ------      -----------
        Depreciation and amortization................  $   --        $10,809
        Minority interests...........................   7,298             --
        Payroll and related benefits.................   1,588             --
        Self-insured health trust....................     927             --
        Other........................................      --          1,436
                                                       ------        -------
                                                       $9,813        $12,245
                                                       ======        =======

13. EXTRAORDINARY ITEMS:

     In 1996, the Company recorded an extraordinary loss of $7,733, net of a tax benefit of $3,997, as a result of the early extinguishment of certain debt. The extraordinary loss related principally to the payment of prepayment penalties and loan commitment fees and the write-off of deferred financing fees.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

14. SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest and income taxes consisted of:

                                                               1994       1995        1996
                                                              ------     -------     -------
    Interest...............................................   $  261     $   507     $13,629
    Income taxes...........................................       --          --       7,710

     Non-cash investing and financing activities consisted of:

                                                              1994       1995         1996
                                                             ------     -------     --------
    Notes payable issued to acquire contracts.............   $1,176     $    --     $     --
    Assumption of liability by principal shareholder......       --       1,220           --
    Assumption of shareholders' liability.................       --      12,295           --
    Unearned compensation related to 1995 stock options...       --       3,263       (3,263)
    Unearned compensation related to Common Stock (Note
      11).................................................       --          --          379
    Notes payable issued to shareholders..................       --          --       30,000
    Stock subscription receivable, net....................       --          --       14,286
    Issuance of Common Stock for acquisitions.............       --          --       54,800

15. INSURANCE:

     The Company provides certain insurance coverage to hotels under the terms of the various management and lease contracts. This insurance is generally arranged through a third-party carrier. Northridge Insurance Company (Northridge), a subsidiary of the Company, reinsures a portion of the coverage from this third-party primary insurer. The policies provide for layers of coverage with minimum deductibles and annual aggregate limits. The policies are for coverage relating to innkeepers' losses (general/comprehensive liability), wrongful employment practices, garagekeeper's legal liability, replacement cost automobile losses and real and personal property insurance. All policies are short-duration contracts and expire through March, 1997.

     The Company is liable for any deficiencies in the IHC Employee Health and Welfare Plan (and related Health Trust), which provides employees of the Company with group health insurance benefits. The Company has a financial indemnity liability policy with Northridge which indemnifies the Company for certain obligations for the deficiency in the related Health Trust. The premiums for this coverage received from the properties managed by the Company, net of intercompany amounts paid for employees at the Company's corporate offices and Owned and Leased Hotels, are recorded as direct premiums written. There was no deficiency in the related Health Trust at December 31, 1996.

     All accounts of Northridge are classified with assets and liabilities of a similar nature in the consolidated balance sheets. The consolidated statements of operations include the insurance income earned and related insurance expenses incurred. The insurance income earned has been included in other management-related fees in the consolidated statements of operations and is comprised of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                 1994       1995       1996
                                                                ------     ------     ------
    Reinsurance premiums written.............................   $3,428     $4,981     $4,848
    Direct premiums written..................................    2,581      2,477      2,032
    Reinsurance premiums ceded...............................       --       (422)      (414)
    Change in unearned premiums reserve......................       42        (62)       158
    Loss sharing premiums....................................      910        698      1,101
                                                                ------     ------     ------
    Insurance income.........................................   $6,961     $7,672     $7,725
                                                                ======     ======     ======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

16. FINANCIAL INSTRUMENTS:

     The carrying values and fair values of the Company's financial instruments at December 31 consisted of:

                                                          1995                     1996
                                                   -------------------      -------------------
                                                   CARRYING     FAIR        CARRYING     FAIR
                                                    VALUE       VALUE        VALUE       VALUE
                                                   --------    -------      --------    -------
    Cash and cash equivalents...................   $14,035     $14,035      $32,323     $32,323
    Restricted cash.............................     2,096       2,096       15,995      15,995
    Investment in marketable securities.........        --          --          540         540
    Noncurrent receivables......................     9,937       9,937        4,643       4,643
    Interest rate caps..........................        --          --        5,056       3,268
    Interest rate swap..........................        --          --           --         976
    Long-term debt, including current portion...    36,207      36,207      407,811     406,835

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and cash equivalents and restricted cash:

     The carrying amounts approximate fair value because of the short maturity of these investments.

  Investment in marketable securities:

     The fair value of the investment in marketable securities is based on the quoted market price at December 31, 1996, and is included in investments in hotel real estate in the consolidated balance sheets.

  Noncurrent receivables:

     The fair value of noncurrent receivables is based on anticipated cash flows and approximates carrying value.

  Interest rate hedges:

     The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. The Company is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, but does not anticipate nonperformance by any of the counterparties.

  Long-term debt:

     The fair value of long-term debt is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The fair value of the notional amount of long-term debt hedged by the swap has been reduced by the fair value of the swap.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

17. FRANCHISE AGREEMENTS AND RELATED PARTY TRANSACTIONS

  Franchise Agreements:

     The Owned Hotels and the Leased Hotels are generally operated under franchise agreements with various franchisors. The Owned Hotels are licensed under the following franchise names: Marriott (13), Hilton (4), Radisson (4), Embassy Suites (2), Westin (2) and Holiday Inn (1). The Leased Hotels are licensed under the following franchise names: Hampton Inn (32), Holiday Inn (5), Residence Inn (5), Super 8 Motel (5), Sleep Inn (4), Homewood Suites (3) and Comfort Inn (3). The terms of the franchise agreements range from 2 to 28 years and require ongoing fees principally based on a percentage of hotel room revenues and food and beverage revenues.

  Revenues and Accounts Receivable:

     Of the total revenues earned, approximately $6,678, $7,886 and $7,386 for the years ended December 31, 1994, 1995 and 1996, respectively, was earned from hotels in which a significant shareholder of the Company has an ownership interest. Accounts receivable of approximately $1,028 and $302 at December 31, 1995 and 1996, respectively, was due from these hotels. The Company has waived the management fees for one of these hotels through November 1998.

  Transaction with Significant Shareholders:

     In December 1996, the Company acquired a 97.12% interest in one hotel for $23,787, which includes a $10,000 contribution for future capital expenditures and $9,627 in loans to the previous owners. Significant shareholders of the Company previously owned a 50% interest in the hotel, one of which retained a 1.44% limited partnership interest as a result of the acquisition. The $9,627 in loans incurred as a result of the acquisition includes a $2,733 note payable to the significant shareholder, which is included in the Owned Hotel Loans described in Note 8.

18. PREDECESSOR ENTITY EQUITY TRANSACTIONS:

     In 1994, IHC recapitalized certain companies and created two classes of common stock. The recapitalization resulted in the reclassification of $21 between common stock and paid-in capital.

     Pursuant to a reorganization in 1995, IHC merged a number of companies and created subsidiaries for certain other entities which were all under common control. The reorganization was accounted for in a manner similar to that used in pooling-of-interests accounting. Additionally, concurrent with the reorganization, IHC assumed a $12,995 obligation of its principal shareholder that was accounted for as a distribution of capital. IHC also recorded a contribution of capital when indebtedness in the amount of $1,220 that was owed to an affiliate was assumed by the principal shareholder. The reorganization resulted in the reclassification of $42 between common stock and paid-in capital and the reclassification of $4,478 between partners' capital and paid-in capital.

     In March 1996, the Company made a capital distribution by issuing notes payable to the shareholders of IHC in the aggregate amount of $30,000. Such notes were repaid in June 1996 with the proceeds from the Initial Offering.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

19. EARNINGS PER SHARE:

     Prior to the consummation of the Company's Initial Offering, the predecessors of the Company were organized as S corporations, partnerships and limited liability companies. Accordingly, the Company believes that the earnings per share calculations required to be presented are not meaningful for periods prior to the Initial Offering and, therefore, have not been provided. As such, earnings per share for the three-month periods ended September 30, 1996 and December 31, 1996 and pro forma earnings per share for the years ended December 31, 1995 and 1996 are a more meaningful measure of the Company's results of operations (see Notes 5 and 20).

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 1996 and 1995:

                                                    FIRST      SECOND        THIRD         FOURTH
                                                   -------    --------    -----------    -----------
FISCAL 1996:
Total revenues..................................   $12,295    $ 15,946    $    65,530    $    96,614
Operating income (loss).........................     4,607      (5,775)        16,602         18,699
Income (loss) before extraordinary items........     4,236     (12,299)         7,366          6,814
Net income (loss)...............................     4,236     (19,942)         7,366          6,724
Earnings per common share and common share
  equivalent (Note 19)..........................        --          --            .26            .22
Weighted average common shares and common share
  equivalents...................................        --          --     28,664,549     30,586,186

FISCAL 1995:
Total revenues..................................   $10,249    $ 11,403    $    11,236    $    12,130
Operating income................................     3,293       4,636          4,409          3,199
Net income......................................     3,345       4,712          4,472          3,310

21. SUBSEQUENT EVENTS:

     As of March 19, 1997, the Company had acquired a majority equity interest in one hotel, a 50% equity interest in another hotel and a minority equity interest in two other hotels through four separate transactions. The total aggregate purchase price of these acquisitions was approximately $31,359, which includes a $2,000 contribution for future capital expenditures. A portion of one of the acquisitions was purchased for $300 from an entity partially owned by a significant shareholder of the Company. These acquisitions have not been included in the pro forma financial information in Note 5.

     The Company has also entered into a definitive agreement to purchase a hotel for an expected purchase price of approximately $63,000.

22. NEW ACCOUNTING PRONOUNCEMENT:

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." The new standard, which is effective for fiscal year 1997, revises the disclosure requirements and simplifies the computation of earnings per share. Management has not yet determined the impact of this standard.

                                 EXHIBIT INDEX

EXHIBIT NO.                                      DESCRIPTION
-----------    -------------------------------------------------------------------------------
   2.1         Formation Agreement, dated as of June 25, 1996, among the Company and the parties identified on the signature page thereof(1)
   3.1         Amended and Restated Articles of Incorporation of the Company(1)
   3.2         Amended and Restated Bylaws of the Company(1)
   4.1         Specimen Common Stock Certificate(2)
   4.2(a)      Credit Agreement, dated as of June 25, 1996, among Interstate Hotels
               Corporation, Credit Lyonnais and the other parties signatory thereto(1)
   4.2(b)      First Amendment to Credit Agreement, dated as of October 21, 1996, among
               Interstate Hotels Corporation, Credit Lyonnais and the other parties signatory thereto(2)
  10.1         Agreement of Purchase and Sale, dated as of March 29, 1996, among the Sellers named therein and IHC Member Corporation(3)
  10.2         Contribution Agreement, dated as of March 29, 1996, among Interstate Hotels
               Corporation and the other persons signatory thereto(3)
  10.3         Stockholders Agreement, dated as of June 25, 1996, among the Company,
               Blackstone Real Estate Advisors L.P. and the shareholders named therein(1)
  10.4         Registration Rights Agreement, dated as of June 25, 1996, among the Company and the shareholders named therein(1)
  10.5         Master Agreement, dated as of April 1, 1996, among Host Funding, Inc.,
               Crossroads Hospitality Tenant Company, L.L.C. and Crossroads Hospitality
               Company, L.L.C.(3)
  10.6         Interstate Hotels Company Executive Retirement Plan(3)
  10.7         Interstate Hotels Company Equity Incentive Plan(3)
  10.8         Interstate Hotels Company Stock Purchase Plan(3)
  10.9         Interstate Hotels Company Management Bonus Plan(3)
  10.10        Interstate Hotels Company Stock Option Plan for Non-Employee Directors(3)
  10.11(a)     Employment Agreement between the Company and Milton Fine(3)
  10.11(b)     Employment Agreement between the Company and W. Thomas Parrington, Jr.(3)
  10.11(c)     Employment Agreement between the Company and J. William Richardson(3)
  10.11(d)     Employment Agreement between the Company and Robert L. Froman(3)
  10.11(e)     Employment Agreement between the Company and Marvin I. Droz(3)
  10.11(f)     Employment Agreement between the Company and Thomas D. Reese(2)
  10.12        Form of Severance Agreement between the Company and each of Milton Fine, W.
               Thomas Parrington, Jr., J. William Richardson, Robert L. Froman and Marvin I.
               Droz(3)
  10.13        Form of Indemnification Agreement between the Company and each of its directors(3)
  10.14(a)     Interstate Hotels Company Supplemental Deferred Compensation Plan(3)
  10.14(b)     Deferred Compensation Agreement between the Company and W. Thomas Parrington,
               Jr.(3)
  10.14(c)     Deferred Compensation Agreement between the Company and J. William
               Richardson(3)
  10.15(a)     Contribution Agreement, dated as of October 4, 1996, as amended, among Trust
               Leasing, Inc., Trust Management, Inc., Phillip H. McNeill, Sr.,
               Crossroads/Memphis Company, L.L.C. and Crossroads/Memphis Partnership, L.P.(2)
  10.15(b)     Master Agreement, dated as of November 4, 1996, as amended, among Equity Inns
               Partnership, L.P., Interstate Hotels Corporation, Equity Inns, Inc.,
               Crossroads/Memphis Partnership, L.P. and Crossroads Future Company, L.L.C.(2)

EXHIBIT NO.                                      DESCRIPTION
-----------    -------------------------------------------------------------------------------
  10.16(a)     Contribution Agreement, dated as of December 19, 1996, among Casa Marina Ltd.,
               Casa Marina Realty Corporation, Interstone Partners I, L.P. and Casa Marina
               Realty Partnership, L.P.(4)
  10.16(b)     Contribution Agreement and Agreement to Assign Partnership Interests and Enter
               into First Amended and Restated Limited Partnership Agreement, dated as of
               December 19, 1996, among IHC Reach Corporation, Reach Resort Investment
               Corporation, Interstone Partners I, L.P. and The Key West Reach Limited
               Partnership(4)
  21.1         List of Subsidiaries of the Company
  23.1         Consent of Coopers & Lybrand L.L.P.
  24.1         Powers of Attorney executed by the Company, Michael J. Aranson, David J. Fine,
               Milton Fine, R. Michael McCullough, W. Thomas Parrington, Jr., J. William
               Richardson, Thomas J. Saylak and Steven J. Smith
  27.1         Financial Data Schedule

---------

(1) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

(2) Filed previously as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration. No. 333-15507), and incorporated herein by reference.

(3) Filed previously as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration. No. 333-3958), and incorporated herein by reference.

(4) Filed previously as an exhibit to the Company's Current Report on Form 8-K dated December 27, 1997 and incorporated herein by reference.