Form 10-Q
period 1997-03-31
INTERSTATE HOTELS CO
filed 1997-05-14
CIK 1012624

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the Company was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

     The number of shares of the Company's Common Stock, par value $0.01 per share, outstanding at May 14, 1997 was 35,326,468.

================================================================================

                                     INDEX

                           INTERSTATE HOTELS COMPANY

                                                                                    PAGE NO.
                                                                                    --------
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)....................................       2

             Consolidated Balance Sheets--December 31, 1996 and March 31, 1997...       2

             Consolidated Statements of Operations--Pro Forma Three Months Ended
             March 31, 1996 and March 31, 1997...................................       3

             Consolidated Statements of Operations--Historical Three Months Ended
             March 31, 1996 and March 31, 1997...................................       4

             Consolidated Statements of Cash Flows--Three Months Ended March 31,
             1996 and March 31, 1997.............................................       5

             Notes to Consolidated Financial Statements..........................       6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................       8

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K....................................      12

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                           INTERSTATE HOTELS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     DECEMBER 31,       MARCH 31,
                                                                         1996             1997
                                                                     ------------      ----------
                                                                         (A)           (UNAUDITED)
                             ASSETS
Current assets:
  Cash and cash equivalents.....................................       $ 32,323        $   35,230
  Accounts receivable, net......................................         21,556            42,031
  Stock subscription receivable, net............................         14,286                --
  Deferred income taxes.........................................          1,649             1,893
  Prepaid expenses and other assets.............................         11,961             9,891
                                                                       --------        ----------
       Total current assets.....................................         81,775            89,045
  Restricted cash...............................................         15,995             6,813
  Property and equipment, net...................................        709,151           823,879
  Investments in hotel real estate..............................          5,605            12,096
  Officers and employees notes receivable.......................          4,643             5,497
  Intangible and other assets...................................         66,592            68,752
                                                                       --------        ----------
       Total assets.............................................       $883,761        $1,006,082
                                                                       ========        ==========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable--trade.......................................         12,152            10,106
  Accounts payable--health trust................................          2,440             5,196
  Accrued payroll and related benefits..........................         15,072            10,507
  Income taxes payable..........................................             --             1,818
  Other accrued liabilities.....................................         23,926            40,191
  Current portion of long-term debt.............................         11,767            14,002
                                                                       --------        ----------
       Total current liabilities................................         65,357            81,820
  Long-term debt................................................        396,044           484,137
  Deferred income taxes.........................................          4,081             6,233
  Other liabilities.............................................          1,213             1,213
                                                                       --------        ----------
       Total liabilities........................................        466,695           573,403
                                                                       --------        ----------
Minority interests..............................................          7,768            11,387
                                                                       --------        ----------
Shareholders' equity:
  Preferred stock, $.01 par value; 25,000 shares authorized; no
     shares outstanding as of March 31, 1997....................             --                --
  Common stock, $.01 par value; 75,000 shares authorized; 35,326
     shares issued and outstanding as of March 31, 1997.........            352               353
  Paid-in capital...............................................        407,784           409,561
  Retained earnings.............................................          1,432            11,640
  Unearned compensation.........................................           (270)             (262)
                                                                       --------        ----------
       Total shareholders' equity...............................        409,298           421,292
                                                                       --------        ----------
       Total liabilities and shareholders' equity...............       $883,761        $1,006,082
                                                                       ========        ==========

---------

(A) The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         PRO FORMA (NOTE 2)
                                                                       -----------------------
                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1996           1997
                                                                       --------       --------
Lodging revenues:
  Rooms..........................................................      $ 83,690       $ 91,745
  Food and beverage..............................................        28,773         27,981
  Other departmental.............................................         7,206          8,127
Management and related fees......................................        10,129         11,381
                                                                       --------       --------
                                                                        129,798        139,234
                                                                       --------       --------
Lodging expenses:
  Rooms..........................................................        19,243         21,008
  Food and beverage..............................................        21,664         21,902
  Other departmental.............................................         3,128          3,482
  Property costs.................................................        36,587         37,794
General and administrative.......................................         2,721          2,553
Payroll and related benefits.....................................         4,710          4,741
Lease expense....................................................        10,492         12,568
Depreciation and amortization....................................         9,509          9,030
                                                                       --------       --------
                                                                        108,054        113,078
                                                                       --------       --------
       Operating income..........................................        21,744         26,156
Other expense:
  Interest, net..................................................         9,337          8,971
  Other, net.....................................................           368            514
                                                                       --------       --------
       Income before income tax expense..........................        12,039         16,671
Income tax expense...............................................         4,575          6,335
                                                                       --------       --------
       Net income................................................      $  7,464       $ 10,336
                                                                       ========       ========
Pro forma earnings per common share and common share
  equivalent.....................................................      $    .21       $    .29
                                                                       ========       ========
Pro forma weighted average number of common shares and common
  share equivalents outstanding..................................        35,686         35,686
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

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              HISTORICAL
                                                                        ----------------------
                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                         1996           1997
                                                                        -------       --------
Lodging revenues:
  Rooms...........................................................      $    --       $ 85,217
  Food and beverage...............................................           --         25,756
  Other departmental..............................................           --          7,360
Management and related fees.......................................       12,295         11,523
                                                                        -------       --------
                                                                         12,295        129,856
                                                                        -------       --------
Lodging expenses:
  Rooms...........................................................           --         19,136
  Food and beverage...............................................           --         20,150
  Other departmental..............................................           --          3,133
  Property costs..................................................           --         34,649
General and administrative........................................        2,338          2,788
Payroll and related benefits......................................        4,249          4,741
Lease expense.....................................................           --         12,568
Depreciation and amortization.....................................        1,101          8,388
                                                                        -------       --------
                                                                          7,688        105,553
                                                                        -------       --------
       Operating income...........................................        4,607         24,303
Other (expense) income:
  Interest, net...................................................         (487)        (7,355)
  Other, net......................................................          116           (483)
                                                                        -------       --------
       Income before income tax expense...........................        4,236         16,465
Income tax expense................................................           --          6,257
                                                                        -------       --------
       Net income.................................................      $ 4,236       $ 10,208
                                                                        =======       ========

Earnings per common share and common share equivalent.............      $    --       $    .29
                                                                        =======       ========
Weighted average number of common shares and common share
  equivalents outstanding.........................................           --         35,604
                                                                        =======       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                        1996           1997
                                                                       -------       ---------
Cash flows from operating activities:
  Net income.....................................................      $ 4,236       $  10,208
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...............................        1,101           8,388
     Minority interests' share of equity income from investments
       in hotel real estate......................................            8             662
     Deferred income taxes.......................................           --           1,908
     Other.......................................................         (106)           (122)
  Cash (used) provided by assets and liabilities:
     Accounts receivable, net....................................       (4,998)        (20,475)
     Prepaid expenses and other assets...........................         (120)          2,122
     Accounts payable............................................        1,704             710
     Income taxes payable........................................           --           1,818
     Other accrued liabilities...................................        3,120          11,700
                                                                       -------        --------
       Net cash provided by operating activities.................        4,945          16,919
                                                                       -------        --------
Cash flows from investing activities:
  Change in restricted cash......................................          160         (12,416)
  Acquisition of hotels, net of cash received....................           --         (84,344)
  Purchase of property and equipment, net........................         (114)        (15,032)
  Restricted funds used to purchase property and equipment.......           --          21,598
  Investments in hotel real estate...............................           --          (6,417)
  Change in notes receivable, net................................         (646)           (854)
  Other..........................................................       (5,679)         (3,812)
                                                                       -------        --------
       Net cash used in investing activities.....................       (6,279)       (101,277)
                                                                       -------        --------
Cash flows from financing activities:
  Proceeds from long-term debt...................................           --          75,500
  Repayment of long-term debt....................................         (212)         (6,948)
  Financing costs paid, net......................................         (135)           (334)
  Minority interests, net........................................           --           2,957
  Proceeds from issuance of Common Stock.........................           --          14,286
  Proceeds from issuance of Common Stock to Employee Stock
     Purchase Plan...............................................           --           1,804
  Funds advanced to shareholders.................................         (260)             --
  Dividends and capital distributions paid.......................          (20)             --
                                                                       -------        --------
       Net cash (used in) provided by financing activities.......         (627)         87,265
                                                                       -------        --------
Net (decrease) increase in cash and cash equivalents.............       (1,961)          2,907
Cash and cash equivalents at beginning of period.................       14,035          32,323
                                                                       -------        --------
Cash and cash equivalents at end of period.......................      $12,074       $  35,230
                                                                       =======        ========
Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................      $   859       $   7,392
  Cash paid for income taxes.....................................           --              74
Supplemental disclosure of noncash investing and financing
  activities:
  Notes payable issued to shareholders...........................      $30,000       $      --
  Assumption of long-term debt related to a hotel acquisition....           --          21,776

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (UNAUDITED, DOLLARS IN THOUSANDS)

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Interstate Hotels Company (the "Company") was formed in April 1996 in anticipation of an initial public offering of the Company's Common Stock in June 1996 (the "IPO"). As of March 31, 1997, the Company owned, managed, leased or performed related services for 211 hotels with 43,125 rooms. The Company owned or had a controlling interest in 30 of these hotels (the "Owned Hotels"). In addition, the Company entered into 55 long-term leases (the "Leased Hotels") in connection with and since the acquisition of the management and leasing businesses affiliated with Equity Inns, Inc., a publicly traded real estate investment trust, in November 1996 (the "Equity Inns Transaction").

     The consolidated financial statements of the Company consist of the historical results of Interstate Hotels Corporation and Affiliates, the Company's predecessor, and the operations of the Owned Hotels from the respective dates of their acquisitions. The working capital and operating results of the Leased Hotels are also included in the Company's consolidated financial statements because the operating performance associated with such hotels is guaranteed by the Company. Prior to the IPO, the consolidated financial statements reflect only the historical activity of the predecessor.

     The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the SEC on March 21, 1997.

     The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2. PRO FORMA INFORMATION:

     The unaudited pro forma consolidated statements of operations for the three-month periods ended March 31, 1996 and 1997 are presented to include the effects of the IPO, the acquisitions of Owned Hotels in connection with and since the IPO, the Equity Inns Transaction, the Company's second public offering in December 1996 and certain other adjustments as if all of the transactions had occurred on January 1, 1996. In management's opinion, all pro forma adjustments necessary to reflect the effects of these transactions have been made. The pro forma information does not include earnings on the Company's pro forma cash and cash equivalents or certain one-time charges to income, and does not purport to present what the actual results of operations of the Company would have been if the previously mentioned transactions had occurred on such dates or to project the results of operations of the Company for any future period.

3. EARNINGS PER SHARE:

     Prior to the consummation of the IPO, the predecessor of the Company was organized as S corporations, partnerships and limited liability companies. Accordingly, the Company believes that the earnings per share calculations required to be presented are not meaningful for periods prior to the IPO and, therefore, have not been provided. As such, earnings per share for the three-month period ended March 31, 1997 and the pro

                       (UNAUDITED, DOLLARS IN THOUSANDS)

3. EARNINGS PER SHARE, CONTINUED

forma earnings per share for the three-month periods ended March 31, 1996 and 1997 are a more meaningful measure of the Company's results of operations.

4. SUBSEQUENT EVENTS:

     The Company acquired one hotel in April 1997 for a purchase price of approximately $40,500. This acquisition has not been included in the pro forma financial results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PRO FORMA THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO PRO FORMA THREE MONTHS ENDED MARCH 31, 1996

     Pro forma total revenues increased by $9.4 million, or 7.3%, from $129.8 million in the three months ended March 31, 1996 (the "1996 Three Months") to $139.2 million in the three months ended March 31, 1997 (the "1997 Three Months"). The most significant portion of this increase related to lodging revenues, which consists of rooms, food and beverage and other departmental revenues. Pro forma lodging revenues increased by $8.1 million, or 6.8%, from $119.7 million in the 1996 Three Months to $127.8 million in the 1997 Three Months. This increase was due to the overall improvement in the operating performance of the Owned Hotels, which was attributed to changes in franchise affiliations and market repositioning for certain of the Owned Hotels, and an overall improvement in economic conditions in certain geographic regions. The increase in lodging revenues was consistent with the increase in the Owned and Leased Hotels' room revenues of $8.0 million, or 9.6%, to $91.7 million in the 1997 Three Months. The pro forma average daily room rate ("ADR") for the Owned Hotels increased by 9.3%, from $105.52 during the 1996 Three Months to $115.34 during the 1997 Three Months, and the pro forma average occupancy rate remained steady at 71.1%. This resulted in a 9.3% increase in pro forma room revenue per available room ("REVPAR") to $82.04 during the 1997 Three Months. The Chicago, Denver, Philadelphia and San Jose markets had a significant positive impact on average rate and REVPAR growth. Pro forma management and related fees increased by $1.3 million, or 12.4%, from $10.1 million in the 1996 Three Months to $11.4 million in the 1997 Three Months primarily due to the performance improvement of the Company's portfolio of managed hotels and incremental revenues associated with the net addition of new hotels, many of which provide for incentive management fees and utilize the Company's other contractual services.

     Pro forma lodging expenses, which consists of rooms, food and beverage, property costs and other departmental expenses, increased by $3.6 million, or 4.4%, from $80.6 million in the 1996 Three Months to $84.2 million in the 1997 Three Months. The pro forma operating margin of the Owned and Leased Hotels increased from 32.6% during the 1996 Three Months to 34.2% during the 1997 Three Months. This increase was attributed to the increase in pro forma revenues and the overall improvement in operating performance and operating efficiencies of the Owned and Leased Hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. Pro forma general and administrative expenses in the three-month periods in 1996 and 1997 remained relatively consistent due to the nonvariable nature of these expenses. Pro forma general and administrative expenses as a percentage of pro forma revenues decreased to 1.8% during the 1997 Three Months compared to 2.1% during the 1996 Three Months as a result of operating leverage.

     Pro forma payroll and related benefits expenses remained consistent in the three-month periods in 1996 and 1997. Pro forma payroll and related benefits expenses as a percentage of pro forma revenues decreased to 3.4% during the 1997 Three Months compared to 3.6% during the 1996 Three Months.

     Lease expense represents base rent and participating rent that is based on a percentage of room and food and beverage revenues from the Leased Hotels. Pro forma lease expense increased by $2.1 million, or 19.8%, from $10.5 million in the 1996 Three Months to $12.6 million in the 1997 Three Months. This increase was due to higher Leased Hotels' room revenues. The pro forma ADR for the Leased Hotels increased by 6.7%, from $62.18 during the 1996 Three Months to $66.35 during the 1997 Three Months, and the pro forma average occupancy rate increased from 66.0% to 67.2%, respectively. This resulted in an 8.6% increase in pro forma REVPAR to $44.57 during the 1997 Three Months.

     Pro forma depreciation and amortization decreased by $0.5 million, or 5.0%, from $9.5 million in the 1996 Three Months to $9.0 million in the 1997 Three Months. This decrease was primarily due to certain investments in management contracts becoming fully amortized in 1996.

     Pro forma operating income increased by $4.5 million, or 20.3%, from $21.7 million in the 1996 Three Months to $26.2 million in the 1997 Three Months. Accordingly, the pro forma operating margin increased from 16.8% during the 1996 Three Months to 18.8% during the 1997 Three Months. As discussed above, the improvement in the pro forma operating margin was attributed to the increase in pro forma revenues and the overall decrease in pro forma operating expenses as a percentage of pro forma revenues.

     Pro forma net interest expense decreased by $0.3 million, or 3.9%, from $9.3 million in the 1996 Three Months to $9.0 million in the 1997 Three Months. This decrease was due to lower outstanding debt balances resulting primarily from escalating scheduled principal payments.

     Pro forma income tax expense in the three-month periods in 1996 and 1997 was computed as if the Company were subject to federal and state income taxes, based on an effective tax rate of 38%.

     As a result of the changes noted above, pro forma net income increased by $2.8 million, or 38.5%, from $7.5 million in the 1996 Three Months to $10.3 million in the 1997 Three Months. Accordingly, the pro forma net income margin increased from 5.8% during the 1996 Three Months to 7.4% during the 1997 Three Months.

HISTORICAL THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO HISTORICAL THREE MONTHS ENDED MARCH 31, 1996

     Total revenues increased by $117.6 million, or 956.2%, from $12.3 million in the 1996 Three Months to $129.9 million in the 1997 Three Months. This increase related to lodging revenues, which increased by $118.3 million due to the operations of the Owned Hotels since their respective acquisition dates and the Leased Hotels. The ADR for the Owned Hotels was $113.44 during the 1997 Three Months and the average occupancy rate was 70.3%. This resulted in REVPAR of $79.80. Management and related fees decreased slightly by $0.8 million, or 6.7%, from $12.3 million in the 1996 Three Months to $11.5 million in the 1997 Three Months primarily due to the Company's acquisitions of previously managed hotels which resulted in the elimination of third-party management and related fees.

     The Company had lodging expenses of $77.1 million in the 1997 Three Months due to the operations of the Owned Hotels since their respective acquisition dates and the Leased Hotels. The operating margin of the Owned and Leased Hotels was 34.9% during the 1997 Three Months.

     General and administrative expenses increased slightly by $0.5 million, or 19.2%, from $2.3 million in the 1996 Three Months to $2.8 million in the 1997 Three Months. This increase was primarily due to incremental expenses associated with the growth of the Company's hotel management business and the acquisitions of the Owned Hotels, as well as additional costs associated with managing and administering a publicly held company. General and administrative expenses as a percentage of revenues decreased to 2.1% during the 1997 Three Months compared to 19.0% during the 1996 Three Months as a result of the operations of the Owned Hotels since their respective acquisition dates and the Leased Hotels.

     Payroll and related benefits expenses increased slightly by $0.5 million, or 11.6%, from $4.2 million in the 1996 Three Months to $4.7 million in the 1997 Three Months. This increase was related to the addition of corporate management and staff personnel as the Company's portfolio of hotels for which it provides management and other services grew. Payroll and related benefits expenses as a percentage of revenues decreased to 3.7% during the 1997 Three Months compared to 34.6% during the 1996 Three Months as a result of the operations of the Owned Hotels since their respective acquisition dates and the Leased Hotels.

     The Company had lease expense of $12.6 million in the 1997 Three Months due to the addition of the Leased Hotels. The ADR for the Leased Hotels was $66.35 during the 1997 Three Months and the average occupancy rate was 67.2%. This resulted in REVPAR of $44.57.

     Depreciation and amortization increased by $7.3 million, or 661.9%, from $1.1 million in the 1996 Three Months to $8.4 million in the 1997 Three Months due to incremental depreciation related to the acquisitions of the Owned Hotels, the amortization of deferred financing fees and the amortization of goodwill and the cost of lease contracts associated with the Equity Inns Transaction.

     Operating income increased by $19.7 million, or 427.5%, from $4.6 million in the 1996 Three Months to $24.3 million in the 1997 Three Months. The operating margin decreased from 37.5% during the 1996 Three Months to 18.7% during the 1997 Three Months. This decrease in the operating margin reflects the inclusion of the operating results of the Owned Hotels, which were not reflected in the Company's results prior to their respective acquisition dates, and the Leased Hotels.

     Net interest expense increased by $6.9 million to $7.4 million in the 1997 Three Months primarily due to additional borrowings related to the acquisitions of the Owned Hotels.

     Other expense of $0.5 million in the 1997 Three Months consisted primarily of minority interests.

     Income tax expense in the 1997 Three Months was computed based on an effective tax rate of 38%. In the 1996 Three Months, the Company's predecessor was organized as S corporations, partnerships and limited liability companies and, accordingly, was not subject to federal and certain state income taxes.

     As a result of the changes noted above, net income increased by $6.0 million, or 141.0%, from $4.2 million in the 1996 Three Months to $10.2 million in the 1997 Three Months. The net income margin decreased from 34.5% during the 1996 Three Months to 7.9% during the 1997 Three Months. This decrease in the net income margin reflects the inclusion of the operating results of the Owned Hotels, which were not reflected in the Company's results prior to their respective acquisition dates, and the Leased Hotels, as well as income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity during the 1997 Three Months were cash from operations, proceeds from the issuance of Common Stock and borrowings under its credit facility. Net cash provided by operations was $16.9 million in the 1997 Three Months. The Company used cash of $101.3 million in investing activities which principally related to the acquisitions of Owned Hotels in the amount of $84.3 million, net of cash received. Net cash provided by financing activities in the amount of $87.3 million was primarily used to finance these acquisitions. The principal sources of this cash were $16.1 million from the issuance of Common Stock, primarily pursuant to the exercise of the underwriters' over-allotment option relating to the Company's December 1996 public offering, and $75.5 million from proceeds from long-term debt, offset by long-term debt repayments of $6.9 million. The Company's cash and cash equivalent assets were $35.2 million at March 31, 1997.

     At March 31, 1997, the Company's total indebtedness was $498.1 million, comprised of $290.6 million of term loans, $93.8 million of borrowings under its revolving credit facility, $29.3 million of mortgage indebtedness encumbering six Owned Hotels in which the Company owns a 75% controlling interest, $83.6 million of loans related to the acquisitions of four Owned Hotels, and $0.8 million of other debt. The Company's available funds under its revolving credit facility totaled $106.2 million at March 31, 1997. In addition, at that date, the credit facility permitted $183.1 million of third-party nonrecourse and subordinated indebtedness to fund acquisitions. The Company utilizes various interest rate hedge contracts to limit its interest rate exposures on indebtedness. Future changes in interest rates applicable to outstanding borrowings are therefore not expected to have a material impact on the Company's results of operations.

     Management of the Company believes that, with respect to its current operations, the Company's cash on hand and funds from operations will be sufficient to cover its reasonably foreseeable working capital, ongoing capital expenditure and debt service requirements. In the 1997 Three Months, the Company spent $15.0 million on capital expenditures. The Company's capital expenditure budget relating to existing operations for 1997 is $45.2 million.

     The Company intends to pursue a growth-oriented strategy involving, among other things, the acquisition of interests in additional hotel properties and hotel management companies and selective development projects, as well as the acquisition of additional management contracts (which may from time to time require capital expenditures by the Company). Management believes that the available funds remaining under the Company's revolving credit facility, permitted third-party nonrecourse and subordinated indebtedness and cash provided by operations will be sufficient to pursue the Company's acquisition strategy and to fund its other presently foreseeable capital requirements. However, the Company believes that, absent a presently unforeseen change, additional acquisition opportunities will continue to exist for the foreseeable future, and depending upon conditions in the capital and other financial markets as well as other factors, the Company may increase its borrowing capacity and consider the issuance of debt or other securities, the proceeds of which could be used to finance acquisitions, to refinance debt or for other general corporate purposes.

SEASONALITY

     The lodging industry is affected by seasonal patterns. At most of the Company's hotels, demand is higher in the second and third quarters than during the remainder of the year.

INFLATION

     The effects of inflation, as measured by fluctuations in the consumer price index, have not had a material impact on the Company's revenues or net income in recent years.

NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share." The new standard, which is effective for the fiscal year ended December 31, 1997, revises the disclosure requirements and simplifies the computations of earnings per share. Management believes that the impact of this standard will not be material.

FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, relating to the operations and results of operations of the Company, the Company's rapid expansion, the ownership and leasing of real estate, competition from other hospitality companies and changes in economic cycles, as well as the other factors described herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, estimated, expected or intended.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits.

     EXHIBIT NO.         DESCRIPTION
     -----------         -----------
         27.1            Financial Data Schedule

(B) Reports on Form 8-K.

     1. January 13, 1997--Report of the announcement that the Company acquired substantially all of the equity interests in two full-service luxury resorts located in Key West, Florida: the 311-room Marriott's Casa Marina Resort and the 149-room Marriott's Reach Resort for a total, including estimated capital expenditures for anticipated renovations and closing costs, of $94.3 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, in the Commonwealth of Pennsylvania, on May 14, 1997.

                                            INTERSTATE HOTELS COMPANY

                                            By: /s/ J. WILLIAM RICHARDSON
                                              ----------------------------------
                                              J. William Richardson
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)