Form 10-Q
period 1997-06-30
INTERSTATE HOTELS CO
filed 1997-08-14
CIK 1012624

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

     The number of shares of the Company's Common Stock, par value $0.01 per share, outstanding at August 13, 1997 was 35,392,262.

================================================================================

                                     INDEX

                           INTERSTATE HOTELS COMPANY

                                                                                       PAGE NO.
                                                                                       ---------
PART I  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)........................................       2
            Consolidated Balance Sheets--December 31, 1996 and June 30, 1997........       2

            Consolidated Statements of Operations--Pro Forma Three Months and Six
            Months Ended June 30, 1996 and June 30, 1997............................       3

            Consolidated Statements of Operations--Historical Three Months and Six
            Months Ended June 30, 1996 and June 30, 1997............................       4

            Consolidated Statements of Cash Flows--Six Months Ended June 30, 1996
            and June 30, 1997.......................................................       5

            Notes to Consolidated Financial Statements..............................       6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations...........................................................       8

PART II  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.....................      13

Item 6.     Exhibits and Reports on Form 8-K........................................      13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                           INTERSTATE HOTELS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               ------------------



                                                                      DECEMBER 31,     JUNE 30,
                                                                          1996           1997
                                                                      ------------    -----------
                                                                          (A)         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents........................................     $ 32,323      $   31,890
  Accounts receivable, net.........................................       21,556          40,993
  Stock subscription receivable, net...............................       14,286              --
  Deferred income taxes............................................        1,649           2,177
  Prepaid expenses and other assets................................       11,961          12,730
                                                                        --------      ----------
     Total current assets..........................................       81,775          87,790
Restricted cash....................................................       15,995           7,156
Property and equipment, net........................................      709,151         906,194
Investments in hotel real estate...................................        5,605          12,218
Officers and employees notes receivable............................        4,643           6,329
Intangible and other assets........................................       66,592          70,018
                                                                        --------      ----------
     Total assets..................................................     $883,761      $1,089,705
                                                                        ========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable--trade..........................................       12,152           9,521
  Accounts payable--health trust...................................        2,440           4,595
  Accrued payroll and related benefits.............................       15,072          15,450
  Income taxes payable.............................................           --           1,200
  Other accrued liabilities........................................       23,926          45,191
  Current portion of long-term debt................................       11,767          58,409
                                                                        --------      ----------
     Total current liabilities.....................................       65,357         134,366
Long-term debt.....................................................      396,044         498,786
Deferred income taxes..............................................        4,081           9,879
Other liabilities..................................................        1,213           1,213
                                                                        --------      ----------
     Total liabilities.............................................      466,695         644,244
                                                                        --------      ----------
Minority interests.................................................        7,768          11,782
                                                                        --------      ----------
Shareholders' equity:
  Preferred stock, $.01 par value; 25,000 shares authorized;
     no shares outstanding as of June 30, 1997.....................           --              --
  Common stock, $.01 par value; 75,000 shares authorized;
     35,326 shares issued and outstanding as of June 30, 1997......          352             353
  Paid-in capital..................................................      407,784         409,546
  Retained earnings................................................        1,432          24,034
  Unearned compensation............................................         (270)           (254)
                                                                        --------      ----------
     Total shareholders' equity....................................      409,298         433,679
                                                                        --------      ----------
     Total liabilities and shareholders' equity....................     $883,761      $1,089,705
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

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               ------------------

                                                               PRO FORMA (NOTE 3)
                                                -------------------------------------------------
                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                                ---------------------       ---------------------
                                                  1996         1997           1996         1997
                                                --------     --------       --------     --------
Lodging revenues:
  Rooms......................................   $111,571     $121,331       $214,204     $231,213
  Food and beverage..........................     33,075       33,830         64,671       64,893
  Other departmental.........................      9,787       10,207         19,278       20,777
Management and related fees..................     10,269       11,468         20,496       22,828
                                                --------     --------       --------     --------
                                                 164,702      176,836        318,649      339,711
                                                --------     --------       --------     --------
Lodging expenses:
  Rooms......................................     25,585       27,557         49,379       53,177
  Food and beverage..........................     24,179       24,506         47,466       48,534
  Other departmental.........................      4,429        4,624          8,463        9,371
  Property costs.............................     44,718       45,504         88,155       89,839
General and administrative...................      2,865        3,453          5,825        6,252
Payroll and related benefits.................      4,538        5,202          9,177        9,944
Lease expense................................     21,221       23,686         37,954       41,917
Depreciation and amortization................      9,565        9,733         19,136       19,406
                                                --------     --------       --------     --------
                                                 137,100      144,265        265,555      278,440
                                                --------     --------       --------     --------
     Operating income........................     27,602       32,571         53,094       61,271
Other expense:
  Interest, net..............................     10,630       10,243         21,503       20,614
  Other, net.................................        696          827          1,436        1,369
                                                --------     --------       --------     --------
     Income before income tax expense........     16,276       21,501         30,155       39,288
Income tax expense...........................      6,185        8,170         11,459       14,929
                                                --------     --------       --------     --------
     Net income..............................   $ 10,091     $ 13,331       $ 18,696     $ 24,359
                                                ========     ========       ========     ========
Pro forma earnings per common share
  and common share equivalent................   $    .28     $    .37       $    .52     $    .68
                                                ========     ========       ========     ========
Pro forma weighted average number of common
  shares and common share equivalents
  outstanding................................     35,558       35,558         35,629       35,629
                                                ========     ========       ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               ------------------

                                                                   HISTORICAL
                                                -------------------------------------------------
                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                                ---------------------       ---------------------
                                                  1996         1997           1996         1997
                                                --------     --------       --------     --------
Lodging revenues:
  Rooms......................................   $  2,033     $104,070       $  2,033     $189,287
  Food and beverage..........................      1,021       32,971          1,021       58,727
  Other departmental.........................        221        9,483            221       16,843
Management and related fees..................     12,671       11,685         24,966       23,208
                                                --------     --------       --------     --------
                                                  15,946      158,209         28,241      288,065
                                                --------     --------       --------     --------
Lodging expenses:
  Rooms......................................        384       23,377            384       42,513
  Food and beverage..........................        743       23,999            743       44,149
  Other departmental.........................         92        4,137             92        7,270
  Property costs.............................        880       40,760            880       75,409
General and administrative...................      2,238        3,729          4,576        6,517
Payroll and related benefits.................      4,148        5,203          8,397        9,944
Non-cash compensation........................     11,896           --         11,896           --
Lease expense................................         --       15,931             --       28,499
Depreciation and amortization................      1,340        9,574          2,441       17,962
                                                --------     --------       --------     --------
                                                  21,721      126,710         29,409      232,263
                                                --------     --------       --------     --------
     Operating (loss) income.................     (5,775)      31,499         (1,168)      55,802
Other (expense) income:
  Interest, net..............................       (528)     (10,777)        (1,015)     (18,132)
  Other, net.................................        635         (731)           751       (1,214)
                                                --------     --------       --------     --------
     (Loss) income before income tax
       expense...............................     (5,668)      19,991         (1,432)      36,456
Income tax expense...........................      6,631        7,597          6,631       13,854
                                                --------     --------       --------     --------
     (Loss) income before extraordinary
       items.................................    (12,299)      12,394         (8,063)      22,602
Extraordinary loss from early extinguishment
  of debt, net of tax benefit of $3,937......      7,643           --          7,643           --
                                                --------     --------       --------     --------
     Net (loss) income.......................   $(19,942)    $ 12,394       $(15,706)    $ 22,602
                                                ========     ========       ========     ========
Earnings per common share and common share
  equivalent (Note 4)........................   $     --     $    .35       $     --     $    .64
                                                ========     ========       ========     ========
Weighted average number of common shares and
  common share equivalents outstanding.......         --       35,557             --       35,587
                                                ========     ========       ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)
                               ------------------

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 -----------------------
                                                                                   1996          1997
                                                                                 ---------     ---------
Cash flows from operating activities:
  Net (loss) income...........................................................   $ (15,706)    $  22,602
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization.............................................       2,441        17,962
    Minority interests' share of equity (loss) income from investments
      in hotel real estate....................................................        (540)        1,792
    Write-off of deferred financing fees......................................       6,231            --
    Non-cash stock compensation...............................................      11,896            --
    Deferred income taxes.....................................................       2,694         5,270
    Other.....................................................................        (175)         (298)
  Cash (used) provided by assets and liabilities:
    Accounts receivable, net..................................................      (1,489)      (19,437)
    Prepaid expenses and other assets.........................................        (657)         (658)
    Accounts payable..........................................................      (3,857)         (476)
    Income taxes payable......................................................          --         1,200
    Other accrued liabilities.................................................       5,285        21,643
                                                                                 ---------     ---------
      Net cash provided by operating activities...............................       6,123        49,600
                                                                                 ---------     ---------
Cash flows from investing activities:
  Change in restricted cash...................................................         150       (14,704)
  Acquisition of hotels, net of cash received.................................    (115,490)     (124,750)
  Purchase of property and equipment, net.....................................        (283)      (31,779)
  Restricted funds used to purchase property and equipment....................           3        23,543
  Investments in hotel real estate............................................      (4,931)       (6,412)
  Change in notes receivable, net.............................................      (3,462)       (1,686)
  Other.......................................................................      (3,245)       (4,510)
                                                                                 ---------     ---------
      Net cash used in investing activities...................................    (127,258)     (160,298)
                                                                                 ---------     ---------
Cash flows from financing activities:
  Proceeds from long-term debt................................................     195,000       146,900
  Repayment of long-term debt.................................................    (240,439)      (52,666)
  Financing costs paid, net...................................................      (9,432)       (2,281)
  Minority interests, net.....................................................          --         2,222
  Proceeds from issuance of Common Stock, net.................................     235,151        16,090
  Repayment of funds advanced to shareholders, net............................       1,630            --
  Repayment of notes payable to shareholders..................................     (30,000)           --
  Dividends and capital distributions paid....................................      (6,732)           --
                                                                                 ---------     ---------
      Net cash provided by financing activities...............................     145,178       110,265
                                                                                 ---------     ---------
Net increase (decrease) in cash and cash equivalents..........................      24,043          (433)
Cash and cash equivalents at beginning of period..............................      14,035        32,323
                                                                                 ---------     ---------
Cash and cash equivalents at end of period....................................   $  38,078     $  31,890
                                                                                 =========     =========
Supplemental disclosure of cash flow information:
  Cash paid for interest......................................................   $   2,534     $  18,281
  Cash paid for income taxes..................................................          --         4,774
Supplemental disclosure of noncash investing and financing activities:
  Notes payable issued to shareholders........................................   $  30,000     $      --
  Assets contributed for stock................................................       9,916            --
  Assumption of long-term debt related to hotel acquisitions..................          --        55,150

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (UNAUDITED, DOLLARS IN THOUSANDS)
                               ------------------

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Interstate Hotels Company (the "Company") was formed in April 1996 in anticipation of an initial public offering of the Company's Common Stock in June 1996 (the "IPO"). As of June 30, 1997, the Company owned, managed, leased or performed related services for 230 hotels with 45,499 rooms. The Company owned or had a controlling interest in 32 of these hotels ( the "Owned Hotels"). In addition, the Company entered into 85 long-term leases (the "Leased Hotels") in connection with and since the acquisition of the management and leasing businesses affiliated with Equity Inns, Inc., a publicly traded real estate investment trust, in November 1996 (the "Equity Inns Transaction").

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

2. LONG-TERM DEBT:

     In May 1997, the Company amended its credit facilities by converting certain borrowings outstanding under the revolving credit facility to a $135 million term loan and increasing the revolving credit facility from $250 million to $350 million. In addition, the Company's permitted non-recourse and subordinated debt capacity was increased from $250 million to $290 million. The interest rate on the revolving credit facility and certain term debt was amended to be subject to reduced rates based on leveraged EBITDA ratio benchmarks. The interest rate on the $135 million term loan is based on a fixed percentage of
2.25 over a reserve-adjusted Eurodollar rate.

3. PRO FORMA INFORMATION:

     The unaudited pro forma consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1997 are presented to include the effects of the IPO, the acquisitions of Owned Hotels in connection with and since the IPO through June 30, 1997, the Equity Inns Transaction, the Company's second public offering in December 1996 and certain other adjustments as if all of the transactions

                       (Unaudited, dollars in thousands)
                               ------------------

had occurred on January 1, 1996. In management's opinion, all pro forma adjustments necessary to reflect the effects of these transactions have been made. The pro forma information does not include earnings on the Company's pro forma cash and cash equivalents or certain one-time charges to income, and does not purport to present what the actual results of operations of the Company would have been if the previously mentioned transactions had occurred on such dates or to project the results of operations of the Company for any future period.

4. EARNINGS PER SHARE:

     Prior to the consummation of the IPO, the predecessor of the Company was organized as S corporations, partnerships and limited liability companies. Accordingly, the Company believes that the earnings per share calculations required to be presented are not meaningful for periods prior to the IPO and, therefore, have not been provided. As such, earnings per share for the three-month and six-month periods ended June 30, 1997 and the pro forma earnings per share for the three-month and six month periods ended June 30, 1996 and 1997 are a more meaningful measure of the Company's results of operations.

5. NEW ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share." The new standard, which is effective for the fiscal year ending December 31, 1997, revises the disclosure requirements and simplifies the computations of earnings per share. Management believes that the impact of this standard will not be material.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The new standard, which is effective for the fiscal year ending December 31, 1998, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Management has not yet determined the impact of this standard.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The new standard, which is effective for the fiscal year ending December 31, 1998, requires that all public business enterprises report information about operating segments, as well as specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management has not yet determined the impact of this standard.

6. ACQUISITIONS:

     During the six months ended June 30, 1997, the Company acquired five Owned Hotels with 1,519 rooms and minority interests in two other hotels for a total aggregate acquisition cost, including closing costs, of $186.1 million. Such acquisitions were accounted for using the purchase method of accounting. In addition, the Company also entered into long-term leases with Equity Inns, Inc. for 37 hotels.

     In July 1997, the Company acquired one hotel with 310 rooms for a total acquisition cost, including estimated closing costs, of approximately $37,300. In addition, the Company entered into an operating lease for certain assets affiliated with the hotel with an approximate fair market value of $7,000. This acquisition has not been included in the pro forma financial results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During the first quarter of 1997, the Company acquired three Owned Hotels for a total aggregate acquisition cost, including closing costs, of $105.9 million: the 250-room Syracuse Marriott, the 358-suite Chicago Embassy Suites and the 300-room St. Louis Marriott West. In addition, the Company acquired a 25% equity interest in the Waterford Hotel in Oklahoma City, Oklahoma and a 13% equity interest in the Don Cesar Beach House in St. Petersburg, Florida for a total aggregate acquisition cost, including closing costs, of $6.4 million. The Company also entered into long-term leases with Equity Inns, Inc. for seven hotels.

     During the second quarter of 1997, the Company acquired two Owned Hotels for a total aggregate acquisition cost, including closing costs, of $73.8 million: the 297-room Indian River Plantation Resort Marriott in Stuart, Florida and the 314-room Pittsburgh Airport Marriott. In addition, the Company also entered into long-term leases with Equity Inns, Inc. for 30 hotels.

PRO FORMA THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO PRO FORMA THREE AND SIX MONTHS ENDED JUNE 30, 1996

     Pro forma total revenues increased by $12.1 million, or 7.4%, from $164.7 million in the three months ended June 30, 1996 (the "1996 Three Months") to $176.8 million in the three months ended June 30, 1997 (the "1997 Three Months") and by $21.1 million, or 6.6%, from $318.6 million in the six months ended June 30, 1996 (the "1996 Six Months") to $339.7 million in the six months ended June 30, 1997 (the "1997 Six Months"). The most significant portion of this increase related to lodging revenues, which consists of rooms, food and beverage and other departmental revenues. Pro forma lodging revenues increased by $11.0 million, or 7.1%, from $154.4 million in the 1996 Three Months to $165.4 million in the 1997 Three Months and by $18.7 million, or 6.3%, from $298.2 million in the 1996 Six Months to $316.9 million in the 1997 Six Months. This increase was due to the overall improvement in the operating performance of the Owned and Leased Hotels and an overall improvement in economic conditions in certain geographic regions.

     The pro forma average daily room rate ("ADR") for the Owned Hotels increased by 9.0%, from $101.14 during the 1996 Three Months to $110.27 during the 1997 Three Months, and the pro forma average occupancy rate remained relatively constant at 77.4%. For the six-month periods, the pro forma ADR for the Owned Hotels increased by 9.1%, from $103.80 during 1996 to $113.20 during 1997, and the pro forma average occupancy rate remained relatively constant at 74.4%. This resulted in an increase in pro forma room revenue per available room ("REVPAR") of 9.0% to $85.38 during the 1997 Three Months and an increase of 9.2% to $84.21 during the 1997 Six Months. The Boston, Fort Lauderdale, Houston, Los Angeles, New York, Philadelphia, Phoenix, San Jose and Washington, D.C. markets had a significant positive impact on average rate and REVPAR growth. Pro forma management and related fees increased by $1.2 million, or 11.7%, from $10.3 million in the 1996 Three Months to $11.5 million in the 1997 Three Months and by $2.3 million, or 11.4%, from $20.5 million in the 1996 Six Months to $22.8 million in the 1997 Six Months primarily due to the performance improvement of the Company's portfolio of managed hotels. Many of the management agreements for these hotels provide for incentive management fees.

     Pro forma lodging expenses, which consists of rooms, food and beverage, property costs and other departmental expenses, increased by $3.3 million, or 3.3%, from $98.9 million in the 1996 Three Months to $102.2 million in the 1997 Three Months and by $7.4 million, or 3.9%, from $193.5 million in the 1996 Six Months to $200.9 million in the 1997 Six Months. The pro forma operating margin of the Owned and Leased Hotels increased from 36.0% during the 1996 Three Months to 38.2% during the 1997 Three Months and from 35.1% during the 1996 Six Months to 36.6% during the 1997 Six Months. This increase was attributed to the increase in pro forma revenues and the overall improvement in operating performance and operating efficiencies of the Owned and Leased Hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. Pro forma general and administrative expenses in the three-month and six-month periods in 1996 and 1997 remained relatively consistent due to the nonvariable nature of these expenses. Pro forma general and administrative expenses as a percentage of pro forma revenues increased to 2.0% during the 1997 Three Months compared to 1.7% during the 1996 Three Months and remained relatively constant for the six-month periods at 1.8%.

     Pro forma payroll and related benefits expenses remained consistent in the three-month and six-month periods in 1996 and 1997. Pro forma payroll and related benefits expenses as a percentage of pro forma revenues increased slightly to 2.9% during the 1997 Three Months compared to 2.8% during the 1996 Three Months and remained relatively constant for the six-month periods at 2.9%.

     Lease expense represents base rent and participating rent that is based on a percentage of room and food and beverage revenues from the Leased Hotels. Pro forma lease expense increased by $2.5 million, or 11.6%, from $21.2 million in the 1996 Three Months to $23.7 million in the 1997 Three Months and by $3.9 million, or 10.4%, from $38.0 million in the 1996 Six Months to $41.9 million in the 1997 Six Months. This increase was due to higher Leased Hotels' room revenues. The pro forma ADR for the Leased Hotels increased by 6.2%, from $62.21 during the 1996 Three Months to $66.09 during the 1997 Three Months, and the pro forma average occupancy rate remained relatively constant at 76.3%. For the six-month periods, the pro forma ADR for the Leased Hotels increased by 6.4%, from $61.57 during 1996 to $65.53 during 1997, and the pro forma average occupancy rate remained relatively constant at 71.6%. This resulted in an increase in pro forma REVPAR of 5.7% to $50.40 during the 1997 Three Months and an increase of 5.9% to $46.95 during the 1997 Six Months.

     Pro forma operating income increased by $5.0 million, or 18.0%, from $27.6 million in the 1996 Three Months to $32.6 million in the 1997 Three Months and by $8.2 million, or 15.4%, from $53.1 million in the 1996 Six Months to $61.3 million in the 1997 Six Months. The pro forma operating margin increased from 16.8% during the 1996 Three Months to 18.4% during the 1997 Three Months and from 16.7% during the 1996 Six Months to 18.0% during the 1997 Six Months. As discussed above, the improvement in the pro forma operating margin was attributed to the increase in pro forma revenues and the overall decrease in pro forma operating expenses as a percentage of pro forma revenues.

     Pro forma net interest expense decreased by $0.4 million, or 3.6%, from $10.6 million in the 1996 Three Months to $10.2 million in the 1997 Three Months and by $0.9 million, or 4.1%, from $21.5 million in the 1996 Six Months to $20.6 million in the 1997 Six Months. This decrease was due to lower outstanding debt balances resulting primarily from escalating scheduled principal payments on a pro forma basis.

     Pro forma income tax expense for the periods presented was computed as if the Company had been subject to federal and state income taxes, based on an effective tax rate of 38%.

     As a result of the changes noted above, pro forma net income increased by $3.2 million, or 32.1%, from $10.1 million in the 1996 Three Months to $13.3 million in the 1997 Three Months and by $5.7 million, or 30.3%, from $18.7 million in the 1996 Six Months to $24.4 million in the 1997 Six Months. The pro forma net income margin increased from 6.1% during the 1996 Three Months to 7.5% during the 1997 Three Months and from 5.9% during the 1996 Six Months to 7.2% during the 1997 Six Months.

HISTORICAL THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO HISTORICAL THREE AND SIX MONTHS ENDED JUNE 30, 1996

     Total revenues increased by $142.3 million, or 892.2%, from $15.9 million in the 1996 Three Months to $158.2 million in the 1997 Three Months and by $259.9 million, or 920.0%, from $28.2 million in the 1996 Six Months to $288.1 million in the 1997 Six Months. This increase was attributed to lodging revenues, which increased by $143.2 million in the three-month period and by $261.6 million in the six-month period due to the operations of the Owned Hotels since their respective acquisition dates and the Leased Hotels. The ADR for the Owned Hotels was $110.42 during the 1997 Three Months and the average occupancy rate was 77.3%, which resulted in REVPAR of $85.32. For the 1997 Six Months, the ADR for the Owned Hotels was $111.67 and the average occupancy rate was 74.0%, which resulted in REVPAR of $82.69. Management and related fees decreased by $1.0 million, or 7.8%, from $12.7 million in the 1996 Three Months to $11.7 million in the 1997 Three Months and by $1.8 million, or 7.0%, from $25.0 million in the 1996 Six Months to $23.2 million in the 1997 Six Months primarily due to the Company's acquisitions of previously managed hotels which resulted in the elimination of third-party management and related fees.

     Lodging expenses increased by $90.2 million in the three-month period and by $167.2 million in the six-month period due to the operations of the Owned Hotels since their respective acquisition dates and the Leased Hotels. The operating margin of the Owned and Leased Hotels was 37.0% during the 1997 Three Months and 36.1% during the 1997 Six Months.

     General and administrative expenses increased by $1.5 million, or 66.6%, from $2.2 million in the 1996 Three Months to $3.7 million in the 1997 Three Months and by $1.9 million, or 42.4%, from $4.6 million in the 1996 Six Months to $6.5 million in the 1997 Six Months. This increase was primarily due to incremental expenses associated with the growth of the Company's business and additional costs associated with the acquisitions of the Owned Hotels, as well as additional costs associated with managing and administering a publicly held company. General and administrative expenses as a percentage of revenues decreased to 2.4% during the 1997 Three Months compared to 14.0% during the 1996 Three Months and to 2.3% during the 1997 Six Months compared to 16.2% during the 1996 Six Months as a result of the operations of the Owned Hotels since their respective acquisition dates and the Leased Hotels.

     Payroll and related benefits expenses increased by $1.1 million, or 25.4%, from $4.1 million in the 1996 Three Months to $5.2 million in the 1997 Three Months and by $1.5 million, or 18.4%, from $8.4 million in the 1996 Six Months to $9.9 million in the 1997 Six Months. This increase was related to the addition of corporate management and staff personnel as the Company's portfolio of hotels for which it provides management and other services grew. Payroll and related benefits expenses as a percentage of revenues decreased to 3.3% during the 1997 Three Months compared to 26.0% during the 1996 Three Months and to 3.5% during the 1997 Six Months compared to 29.7% during the 1996 Six Months as a result of the operations of the Owned Hotels since their respective acquisition dates and the Leased Hotels.

     Non-cash compensation of $11.9 million in 1996 resulted from the issuance of 785,533 shares of Common Stock to certain executives and key employees of the Company in consideration for the cancellation of stock options issued by the Company's predecessor, Interstate Hotels Corporation, in 1995.

     The Company had lease expense of $15.9 million in the 1997 Three Months and $28.5 million in the 1997 Six Months due to the addition of the Leased Hotels. The ADR for the Leased Hotels was $67.24 during the 1997 Three Months and the average occupancy rate was 75.3%, which resulted in REVPAR of $50.66. For the 1997 Six Months, the ADR for the Leased Hotels was $66.92 and the average occupancy rate was 71.3%, which resulted in REVPAR of $47.72.

     Depreciation and amortization increased by $8.3 million, or 614.5%, from $1.3 million in the 1996 Three Months to $9.6 million in the 1997 Three Months and by $15.6 million, or 635.8%, from $2.4 million in the 1996 Six Months to $18.0 million in the 1997 Six Months due to incremental depreciation related to the acquisitions of the Owned Hotels, the amortization of deferred financing fees and the amortization of goodwill and the cost of lease contracts associated with the Equity Inns Transaction.

     Operating income (exclusive of non-cash compensation) increased by $25.4 million, or 414.6%, from $6.1 million in the 1996 Three Months to $31.5 million in the 1997 Three Months and by $45.1 million, or 420.2%, from $10.7 million in the 1996 Six Months to $55.8 million in the 1997 Six Months. The operating margin decreased from 38.4% during the 1996 Three Months to 19.9% during the 1997 Three Months and from 38.0% during the 1996 Six Months to 19.4% during the 1997 Six Months. This increase in operating income and decrease in the operating margin reflects the inclusion of the operating results of the Owned Hotels, which were not reflected in the Company's results prior to their respective acquisition dates, and the Leased Hotels.

     Net interest expense increased by $10.3 million to $10.8 million in the 1997 Three Months and by $17.1 million to $18.1 million in the 1997 Six Months primarily due to additional borrowings related to the acquisitions of the Owned Hotels.

     Other expense of $0.7 million in the 1997 Three Months and $1.2 million in the 1997 Six Months consisted primarily of minority interests.

     Income tax expense in 1997 was computed based on an effective tax rate of 38%. Income tax expense in 1996 included deferred tax expense of $4.9 million, which was recorded in June 1996 when the Company changed its tax status from a pass-through entity for tax purposes to a C corporation.

     An extraordinary loss of $7.6 million, net of a tax benefit of $3.9 million, in 1996 resulted from the early extinguishment of certain indebtedness and was related to the payment of prepayment penalties and loan commitment fees and the write-off of deferred financing fees.

     As a result of the changes noted above, net income of $12.4 million was recorded in the 1997 Three Months compared to a net loss of $19.9 million in the 1996 Three Months. For the six-month periods, net income of $22.6 million was recorded in 1997 compared to a net loss of $15.7 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $31.9 million at June 30, 1997 compared to $38.1 million at June 30, 1996. The Company's principal sources of liquidity during the 1997 Six Months were cash from operations and borrowings under its credit facilities. Net cash provided by operations was $49.6 million in the 1997 Six Months compared to $6.1 million in the 1996 Six Months. The Company used cash of $160.3 million in investing activities in the 1997 Six Months, which principally related to the acquisitions of Owned Hotels in the net amount of $124.8 million and capital expenditures of $31.6 million. Net cash provided by financing activities in the amount of $110.3 million in the 1997 Six Months was primarily used to finance these acquisitions. The principal source of this cash was $146.9 million from proceeds from long-term debt, offset by long-term debt repayments of $52.7 million.

     At June 30, 1997, the Company's total indebtedness was $557.2 million, comprised of $423.7 million of term loans, $5.0 million of borrowings under its revolving credit facility, $29.3 million of mortgage indebtedness encumbering six Owned Hotels in which the Company owns a controlling interest, $98.6 million of loans related to the acquisitions of five Owned Hotels, and $0.6 million of other debt. In May 1997, the Company amended its credit facilities by converting certain borrowings outstanding under the revolving credit facility to a $135 million term loan and increasing the revolving credit facility from $250 million to $350 million. In addition, the Company's permitted non-recourse and subordinated debt capacity was increased from $250 million to $290 million. The interest rate on the revolving credit facility and certain term debt was amended to be subject to reduced rates based on leveraged EBITDA ratio benchmarks, while the interest rate on the $135 million term loan is based on a fixed percentage of 2.25 over a reserve-adjusted Eurodollar rate. The repayment terms and restricted covenants of the credit facilities remain substantially unchanged.

     The Company had available funds under its revolving credit facility of $345.0 million at June 30, 1997. In addition, at that date, the credit facility permitted $208.2 million of nonrecourse and subordinated indebtedness. The Company utilizes various interest rate hedge contracts to limit its interest rate exposure on indebtedness. Future changes in interest rates applicable to outstanding borrowings are therefore not expected to have a material impact on the Company's results of operations.

     Management of the Company believes that, with respect to its current operations, the Company's cash on hand and funds from operations will be sufficient to cover its reasonably foreseeable working capital, ongoing capital expenditure and debt service requirements. At June 30, 1997, current liabilities exceeded current assets by $46.6 million primarily as a result of the Company's acquisitions of two Owned Hotels which were financed with $41.5 million of short-term non-recourse loans. The Company currently expects to refinance these loans before December 31, 1997. The Company's capital expenditure budget relating to existing operations for 1997 is $51.1 million. Capital expenditures (excluding acquisitions of Owned Hotels) were $16.3 million in 1996.

     The Company intends to pursue a growth-oriented strategy involving, among other things, the acquisition of interests in additional hotel properties and hotel management companies, as well as the acquisition of additional management contracts (which may from time to time require capital expenditures by the

Company). The Company also expects to pursue selective development projects, particularly in the limited-service segment. At June 30, 1997, the Company had three limited-service hotels under construction with total projected development costs of $28.5 million. These properties include two Courtyard by Marriott hotels in Orange, Connecticut and Westborough, Massachusetts and a Residence Inn by Marriott in Pittsburgh, Pennsylvania. The total cost incurred through June 30, 1997 on these projects was $6.7 million. Management believes that the available funds remaining under the Company's revolving credit facility, permitted nonrecourse and subordinated indebtedness and cash provided by operations will be sufficient to pursue the Company's acquisition strategy and to fund its other presently foreseeable capital requirements. The Company also expects to arrange separate financing for development projects, including the three limited-service hotels under construction at June 30, 1997, either on a program basis or pursuant to project-to-project financing.

     The Company believes that, absent a presently unforeseen change, additional acquisition and development opportunities will continue to exist for the foreseeable future, and depending upon conditions in the capital and other financial markets as well as other factors, the Company may increase its borrowing capacity and consider the issuance of equity or debt securities, the proceeds of which could be used to finance acquisitions and development, to repay or refinance outstanding indebtedness or for other general corporate purposes.

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

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the shareholders of Interstate Hotels Company was held on May 21, 1997. The shareholders of record at the close of business on March 14, 1997 elected six members of the Board of Directors, with votes cast as follows:

                             NOMINEE                         VOTES FOR     VOTES WITHHELD
        --------------------------------------------------   ----------    --------------
        Milton Fine.......................................   32,437,915        65,118
        David J. Fine.....................................   32,438,054        64,979
        R. Michael McCullough.............................   32,446,815        56,218
        W. Thomas Parrington..............................   32,438,215        64,818
        Thomas J. Saylak..................................   32,432,780        70,253
        Steven J. Smith...................................   32,446,915        56,118

The shareholders also voted to ratify the appointment of Coopers & Lybrand, L.L.P. as the independent accountants to audit the financial statements of the Company, with votes cast as follows: 32,493,820 votes for, 4,244 votes against and 4,969 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits.

        EXHIBIT NO.            DESCRIPTION
        ------------     -----------------------
            27.1         Financial Data Schedule

(B) Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, in the Commonwealth of Pennsylvania, on August 14, 1997.

                                          INTERSTATE HOTELS COMPANY

                                          By:   /s/ J. WILLIAM RICHARDSON
                                            ------------------------------------
                                                   J. William Richardson
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)