Form 10-Q
period 1997-09-30
INTERSTATE HOTELS CO
filed 1997-11-14
CIK 1012624

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     The number of shares of the Company's Common Stock, par value $0.01 per share, outstanding at October 31, 1997 was 35,420,813.

================================================================================

                                     INDEX

                           INTERSTATE HOTELS COMPANY

                                                                                      PAGE NO.
                                                                                      --------
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)......................................       2

             Consolidated Balance Sheets--December 31, 1996 and September 30,
             1997..................................................................       2

             Consolidated Statements of Operations--Pro Forma Three Months and Nine
             Months Ended September 30, 1996 and September 30, 1997................       3

             Consolidated Statements of Operations--Historical Three Months and
             Nine Months Ended September 30, 1996 and September 30, 1997...........       4

             Consolidated Statements of Cash Flows--Nine Months Ended September 30,
             1996 and September 30, 1997...........................................       5

             Notes to Consolidated Financial Statements............................       6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.................................................       8

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K......................................      13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                           INTERSTATE HOTELS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                             ---------------------

                                                                        DECEMBER 31,       SEPTEMBER 30,
                                                                            1996               1997
                                                                        ------------       -------------
                                                                            (A)            (UNAUDITED)
                                                 ASSETS
Current assets:
  Cash and cash equivalents.......................................        $ 32,323          $    31,924
  Accounts receivable, net........................................          21,556               48,653
  Stock subscription receivable, net..............................          14,286                   --
  Deferred income taxes...........................................           1,649                2,283
  Prepaid expenses and other assets...............................          11,961               14,161
                                                                          --------           ----------
    Total current assets..........................................          81,775               97,021
Restricted cash...................................................          15,995                7,745
Property and equipment, net.......................................         709,151            1,140,291
Investments in hotel real estate..................................           5,605               24,518
Officers and employees notes receivable...........................           4,643                5,184
Intangible and other assets.......................................          66,592               75,494
                                                                          --------           ----------
    Total assets..................................................        $883,761           $1,350,253
                                                                          ========           ==========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable--trade.........................................          12,152               14,297
  Accounts payable--health trust..................................           2,440                7,372
  Accrued payroll and related benefits............................          15,072               19,584
  Income taxes payable............................................              --                  142
  Other accrued liabilities.......................................          23,926               56,005
  Current portion of long-term debt...............................          11,767               61,059
                                                                          --------           ----------
    Total current liabilities.....................................          65,357              158,459
Long-term debt....................................................         396,044              714,445
Deferred income taxes.............................................           4,081               13,878
Other liabilities.................................................           1,213                1,213
                                                                          --------           ----------
    Total liabilities.............................................         466,695              887,995
                                                                          --------           ----------
Minority interests................................................           7,768               17,141
                                                                          --------           ----------
Shareholders' equity:
  Preferred stock, $.01 par value; 25,000 shares authorized; no
    shares outstanding............................................              --                   --
  Common stock, $.01 par value; 75,000 shares authorized; 35,421
    shares issued and outstanding as of September 30, 1997........             352                  354
  Paid-in capital.................................................         407,784              411,644
  Retained earnings...............................................           1,432               33,932
  Unearned compensation...........................................            (270)                (813)
                                                                          --------           ----------
    Total shareholders' equity....................................         409,298              445,117
                                                                          --------           ----------
    Total liabilities and shareholders' equity....................        $883,761           $1,350,253
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

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                             ---------------------

                                                               PRO FORMA (NOTE 3)
                                                -------------------------------------------------
                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                ---------------------       ---------------------
                                                  1996         1997           1996         1997
                                                --------     --------       --------     --------
Lodging revenues:
  Rooms.....................................    $127,039     $138,029       $367,828     $400,429
  Food and beverage.........................      34,954       35,972        116,054      117,965
  Other departmental........................      10,046       11,138         31,654       34,357
Management and related fees.................       9,096        9,471         27,634       30,877
                                                --------     --------       --------     --------
                                                 181,135      194,610        543,170      583,628
                                                --------     --------       --------     --------
Lodging expenses:
  Rooms.....................................      29,046       31,856         84,573       92,320
  Food and beverage.........................      27,688       27,432         87,298       88,694
  Other departmental........................       4,533        5,126         14,182       15,552
  Property costs............................      50,784       52,662        153,561      157,505
General and administrative..................       2,984        3,975          8,809       10,227
Payroll and related benefits................       4,557        5,767         13,734       15,711
Lease expense...............................      22,784       26,341         61,589       69,673
Depreciation and amortization...............      11,650       11,446         34,112       34,179
                                                --------     --------       --------     --------
                                                 154,026      164,605        457,858      483,861
                                                --------     --------       --------     --------
     Operating income.......................      27,109       30,005         85,312       99,767
Other expense:
  Interest, net.............................      13,485       11,710         40,809       36,670
  Other, net................................       1,656        1,737          5,008        5,430
                                                --------     --------       --------     --------
     Income before income tax expense.......      11,968       16,558         39,495       57,667
Income tax expense..........................       4,548        6,292         15,008       21,913
                                                --------     --------       --------     --------
     Net income.............................    $  7,420     $ 10,266       $ 24,487     $ 35,754
                                                ========     ========       ========     ========
Pro forma earnings per common share and
  common share equivalent...................    $    .21     $    .29       $    .69     $   1.00
                                                ========     ========       ========     ========
Pro forma weighted average number of common
  shares and common share equivalents
  outstanding...............................      35,779       35,779         35,738       35,738
                                                ========     ========       ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                             ---------------------

                                                                     HISTORICAL
                                                    ---------------------------------------------
                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                    --------------------     --------------------
                                                      1996        1997         1996        1997
                                                    --------    --------     --------    --------
Lodging revenues:
  Rooms..........................................    $35,318    $128,845     $ 37,351    $318,132
  Food and beverage..............................     15,771      32,159       16,792      90,886
  Other departmental.............................      3,619      10,407        3,840      27,250
Management and related fees......................     10,822      10,113       35,788      33,321
                                                    --------    --------     --------    --------
                                                      65,530     181,524       93,771     469,589
                                                    --------    --------     --------    --------
Lodging expenses:
  Rooms..........................................      7,680      29,714        8,064      72,227
  Food and beverage..............................     11,770      24,349       12,513      68,498
  Other departmental.............................      1,588       4,658        1,680      11,928
  Property costs.................................     15,738      48,002       16,618     123,411
General and administrative.......................      2,664       4,111        7,240      10,628
Payroll and related benefits.....................      4,167       5,767       12,564      15,711
Non-cash compensation............................         --          --       11,896          --
Lease expense....................................         --      26,411           --      54,910
Depreciation and amortization....................      5,321      10,562        7,762      28,524
                                                    --------    --------     --------    --------
                                                      48,928     153,574       78,337     385,837
                                                    --------    --------     --------    --------
     Operating income............................     16,602      27,950       15,434      83,752
Other (expense) income:
  Interest, net..................................     (4,300)    (11,364)      (5,315)    (29,496)
  Other, net.....................................       (422)       (588)         329      (1,802)
                                                    --------    --------     --------    --------
     Income before income tax expense............     11,880      15,998       10,448      52,454
Income tax expense...............................      4,514       6,100       11,145      19,954
                                                    --------    --------     --------    --------
     Income (loss) before extraordinary items....      7,366       9,898         (697)     32,500
Extraordinary loss from early extinguishment of
  debt, net of tax benefit of $3,937.............         --          --        7,643          --
                                                    --------    --------     --------    --------
     Net income (loss)...........................   $  7,366    $  9,898     $ (8,340)   $ 32,500
                                                    ========    ========     ========    ========
Earnings per common share and common share
  equivalent (Note 5)............................   $    .26    $    .28     $     --    $    .91
                                                    ========    ========     ========    ========
Weighted average number of common shares and
  common share equivalents outstanding...........     28,665      35,753           --      35,638
                                                    ========    ========     ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)
                             ---------------------

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -------------------------
                                                                       1996            1997
                                                                     ---------       ---------
Cash flows from operating activities:
  Net (loss) income............................................      $  (8,340)      $  32,500
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization.............................          7,762          28,524
     Minority interests' share of equity (loss) income from
       investments in hotel real estate........................           (106)          2,636
     Write-off of deferred financing fees......................          6,231              --
     Non-cash compensation.....................................         11,896              --
     Deferred income taxes.....................................          1,835           9,163
     Other.....................................................           (340)           (537)
  Cash (used in) provided by assets and liabilities:
     Accounts receivable, net..................................         (3,348)        (27,097)
     Prepaid expenses and other assets.........................         (3,486)         (2,122)
     Accounts payable..........................................         (2,566)          7,077
     Income taxes payable......................................          2,373             142
     Accrued liabilities.......................................          2,799          36,591
                                                                     ---------       ---------
       Net cash provided by operating activities...............         14,710          86,877
                                                                     ---------       ---------
  Cash flows from investing activities:
     Change in restricted cash.................................         (2,661)        (36,035)
     Acquisitions of hotels, net of cash received..............       (236,673)       (338,315)
     Purchase of property and equipment, net...................         (1,148)        (60,718)
     Restricted funds used to purchase property and
       equipment...............................................            674          44,285
     Investments in hotel real estate..........................         (5,146)        (18,525)
     Change in notes receivable, net...........................         (3,289)           (541)
     Other.....................................................          2,172         (10,641)
                                                                     ---------       ---------
       Net cash used in investing activities...................       (246,071)       (420,490)
                                                                     ---------       ---------
  Cash flows from financing activities:
     Proceeds from long-term debt..............................        265,750         369,400
     Repayment of long-term debt...............................       (241,689)        (56,857)
     Financing costs paid, net.................................         (9,349)         (3,925)
     Minority interests, net...................................         (1,736)          6,737
     Proceeds from issuance of Common Stock, net...............        263,752          17,859
     Repayment of funds advanced to shareholders, net..........          1,630              --
     Repayment of notes payable to shareholders................        (30,000)             --
     Dividends and capital distributions paid..................         (6,732)             --
                                                                     ---------       ---------
       Net cash provided by financing activities...............        241,626         333,214
                                                                     ---------       ---------
Net change in cash and cash equivalents........................         10,265            (399)
Cash and cash equivalents at beginning of period...............         14,035          32,323
                                                                     ---------       ---------
Cash and cash equivalents at end of period.....................      $  24,300       $  31,924
                                                                     =========       =========
Supplemental disclosure of cash flow information:
  Cash paid for interest.......................................      $   5,957       $  29,729
  Cash paid for income taxes...................................             --           8,039
Supplemental disclosure of noncash investing and financing
  activities:
  Notes payable issued to shareholders.........................      $  30,000       $      --
  Issuance of Common Stock for acquisitions....................          8,300              --
  Assumption of debt related to acquisitions...................             --          55,150

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (UNAUDITED, DOLLARS IN THOUSANDS)
                             ---------------------

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Interstate Hotels Company (the "Company") was formed in April 1996 in anticipation of an initial public offering of the Company's Common Stock in June 1996 (the "IPO"). As of September 30, 1997, the Company owned, managed, leased or performed related services for a portfolio of 232 hotels with a total of 46,591 rooms. The Company owned or had a controlling interest in 39 of these hotels ( the "Owned Hotels"). In addition, the Company has also entered into 88 long-term operating leases (the "Leased Hotels") in connection with and since the acquisition of the management and leasing businesses affiliated with Equity Inns, Inc., a publicly traded real estate investment trust, in November 1996 (the "Equity Inns Transaction").

     The consolidated financial statements of the Company consist of the historical results of Interstate Hotels Corporation and Affiliates, the Company's predecessors, and the operations of the Owned Hotels from the respective dates of their acquisitions. The working capital and operating results of the Leased Hotels are also included in the Company's consolidated financial statements because the operating performance associated with such hotels is guaranteed by the Company. Prior to the IPO, the consolidated financial statements reflected only the historical operations of the predecessors.

     The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

2. LONG-TERM DEBT:

     In May 1997, the Company amended its credit facilities by converting certain borrowings outstanding under the revolving credit facility to a $135,000 term loan and increasing the revolving credit facility from $200,000 to $350,000. In addition, the Company's permitted non-recourse and subordinated debt capacity was increased from $250,000 to $290,000. The interest rate on the revolving credit facility and certain term debt was amended to be subject to reduced rates based on leveraged EBITDA ratio benchmarks. The interest rate on the $135,000 term loan is based on a fixed percentage of 2.25 over a reserve-adjusted Eurodollar rate.

3. PRO FORMA INFORMATION:

     The unaudited pro forma consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1997 are presented to include the effects of the IPO, the acquisitions of Owned Hotels in connection with and since the IPO through September 30, 1997, the Equity Inns Transaction, the Company's second public offering in December 1996, the Company's debt restructuring in May 1997 and certain other adjustments as if all of the transactions had occurred on January 1, 1996. The pro forma information also includes a pending sale of 49% of the Company's current interest in three of the Owned Hotels to Host Marriott

                       (UNAUDITED, DOLLARS IN THOUSANDS)

                             ---------------------

3. PRO FORMA INFORMATION-CONTINUED

Corporation. In management's opinion, all material pro forma adjustments necessary to reflect the effects of these transactions have been made. The pro forma information does not include earnings on the Company's pro forma cash and cash equivalents or certain one-time charges to income (such as non-recurring takeover and repositioning costs associated with acquisitions), and does not purport to present what the actual results of operations of the Company would have been if the previously mentioned transactions had occurred on such dates or to project the results of operations of the Company for any future period.

4. ACQUISITIONS:

     During the nine months ended September 30, 1997, the Company acquired 11 Owned Hotels with a total of 3,619 rooms and minority interests in four other hotels for a total acquisition price of $406,700 with closing costs of approximately $5,300. Such acquisitions were accounted for using the purchase method of accounting. In connection with three of these acquisitions, the Company entered into operating leases for certain furniture, fixtures and equipment of these hotels with an approximate fair market value of $17,000. In addition, one Owned Hotel with 121 rooms, which the Company developed for a total cost of approximately $9,700, was opened in September 1997. The Company also entered into long-term operating leases with Equity Inns, Inc. for 40 hotels during this same period.

5. EARNINGS PER SHARE:

     Prior to the consummation of the IPO, the predecessors of the Company were organized as S corporations, partnerships and limited liability companies. Accordingly, the Company believes that the historical earnings per share calculation required to be presented is not meaningful for the nine-month period ended September 30, 1996 and, therefore, has not been provided.

6. NEW ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." The new standard, which is effective for the fiscal year ending December 31, 1997, revises the disclosure requirements and simplifies the computation of earnings per share. Management believes that the impact of this standard will not be material.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During the third quarter of 1997, the Company acquired six Owned Hotels: the 310-room Arlington Dallas Marriott in Arlington, Texas, the 508-room Parsippany Hilton in Parsippany, New Jersey, the 253-room Gateway Hilton in Newark, New Jersey, the 359-room Albany Marriott in Albany, New York, the 350-room San Diego Marriott Mission Valley in San Diego, California and the 320-room Minneapolis Marriott Southwest in Minnetonka, Minnesota. In addition, one Owned Hotel, the 121-room Courtyard by Marriott in Orange, Connecticut, was opened on September 22, 1997. Also during the third quarter of 1997, the Company acquired a 25% minority interest in the Manhattan Beach Marriott in Manhattan Beach, California and a 10% minority interest in the Ontario Airport Marriott in Ontario, California and entered into long-term operating leases with Equity Inns, Inc. for three hotels.

     At September 30, 1997, the Company owned or had a controlling interest in 39 hotels with a total of 11,482 rooms, compared to 21 hotels with a total of 6,027 rooms at September 30, 1996. In addition, the Company had long-term operating leases for 98 hotels with a total of 11,346 rooms at September 30, 1997, compared to long-term operating leases for nine hotels with a total of 683 rooms at September 30, 1996.

PRO FORMA THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO PRO FORMA THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

     Pro forma total revenues increased by $13.5 million, or 7.4%, from $181.1 million in the three months ended September 30, 1996 (the "1996 Three Months") to $194.6 million in the three months ended September 30, 1997 (the "1997 Three Months") and by $40.4 million, or 7.4%, from $543.2 million in the nine months ended September 30, 1996 (the "1996 Nine Months") to $583.6 million in the nine months ended September 30, 1997 (the "1997 Nine Months"). The most significant portion of this increase related to lodging revenues, which consists of rooms, food and beverage and other departmental revenues. Pro forma lodging revenues increased by $13.1 million, or 7.6%, from $172.0 million in the 1996 Three Months to $185.1 million in the 1997 Three Months and by $37.3 million, or 7.2%, from $515.5 million in the 1996 Nine Months to $552.8 million in the 1997 Nine Months. This increase was due to the overall improvement in the operating performance of the Owned and Leased Hotels and an overall improvement in economic conditions in certain geographic regions.

     The pro forma average daily room rate ("ADR") for the Owned Hotels increased by 6.8%, from $100.26 during the 1996 Three Months to $107.09 during the 1997 Three Months, and the pro forma average occupancy rate decreased slightly to 74.7%. For the nine-month periods, the pro forma ADR for the Owned Hotels increased by 8.1%, from $101.71 during 1996 to $109.97 during 1997, and the pro forma average occupancy rate decreased slightly to 74.3%. This resulted in an increase in pro forma room revenue per available room ("REVPAR") of 3.6% to $79.98 during the 1997 Three Months and an increase of 6.9% to $81.70 during the 1997 Nine Months. The Boston, Fort Lauderdale, Houston, Chicago, New York, Philadelphia, and Washington, D.C. markets had a significant positive impact on ADR and REVPAR growth. Pro forma management and related fees increased slightly in the three-month periods from 1996 to 1997 and by $3.3 million, or 11.7%, from $27.6 million in the 1996 Nine Months to $30.9 million in the 1997 Nine Months primarily due to the performance improvement of the Company's portfolio of managed hotels. Many of the management agreements for these hotels provide for incentive management fees.

     Pro forma lodging expenses, which consists of rooms, food and beverage, property costs and other departmental expenses, increased by $5.0 million, or 4.5%, from $112.1 million in the 1996 Three Months to $117.1 million in the 1997 Three Months and by $14.5 million, or 4.3%, from $339.6 million in the 1996 Nine Months to $354.1 million in the 1997 Nine Months. The pro forma operating margin of the Owned and Leased Hotels increased from 34.9% during the 1996 Three Months to 36.8% during the 1997 Three Months and from 34.1% during the 1996 Nine Months to 35.9% during the 1997 Nine Months. This increase was attributed to the increase in pro forma revenues and the overall improvement in operating performance and operating efficiencies of the Owned and Leased Hotels.

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from the Leased Hotels. Pro forma lease expense increased by $3.5 million, or 15.6%, from $22.8 million in the 1996 Three Months to $26.3 million in the 1997 Three Months and by $8.1 million, or

13.1%, from $61.6 million in the 1996 Nine Months to $69.7 million in the 1997 Nine Months. This increase was due to higher Leased Hotels' room revenues. The pro forma ADR for the Leased Hotels increased by 14.2%, from $60.06 during the 1996 Three Months to $68.60 during the 1997 Three Months, and the pro forma average occupancy rate decreased slightly to 76.3%. For the nine-month periods, the pro forma ADR for the Leased Hotels increased by 12.3%, from $57.57 during 1996 to $64.67 during 1997, and the pro forma average occupancy rate decreased slightly to 67.0%. This resulted in an increase in pro forma REVPAR of 12.6% to $52.34 during the 1997 Three Months and an increase of 8.4% to $43.34 during the 1997 Nine Months.

     Pro forma operating income increased by $2.9 million, or 10.7%, from $27.1 million in the 1996 Three Months to $30.0 million in the 1997 Three Months and by $14.5 million, or 16.9%, from $85.3 million in the 1996 Nine Months to $99.8 million in the 1997 Nine Months. The pro forma operating margin increased from 15.0% during the 1996 Three Months to 15.4% during the 1997 Three Months and from 15.7% during the 1996 Nine Months to 17.1% during the 1997 Nine Months.

     Pro forma net interest expense decreased by $1.8 million, or 13.2%, from $13.5 million in the 1996 Three Months to $11.7 million in the 1997 Three Months and by $4.1 million, or 10.1%, from $40.8 million in the 1996 Nine Months to $36.7 million in the 1997 Nine Months. This decrease was due to lower outstanding debt balances resulting primarily from escalating scheduled principal payments on a pro forma basis.

     Pro forma income tax expense for the periods presented was computed as if the Company had been subject to federal and state income taxes, based on an effective tax rate of 38%.

     As a result of the changes noted above, pro forma net income increased by $2.9 million, or 38.4%, from $7.4 million in the 1996 Three Months to $10.3 million in the 1997 Three Months and by $11.3 million, or 46.0%, from $24.5 million in the 1996 Nine Months to $35.8 million in the 1997 Nine Months. The pro forma net income margin increased from 4.1% during the 1996 Three Months to 5.3% during the 1997 Three Months and from 4.5% during the 1996 Nine Months to 6.1% during the 1997 Nine Months.

HISTORICAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO HISTORICAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenues increased by $116.0 million, or 177.0%, from $65.5 million in the 1996 Three Months to $181.5 million in the 1997 Three Months and by $375.8 million, or 400.8%, from $93.8 million in the 1996 Nine Months to $469.6 million in the 1997 Nine Months. The most significant portion of this increase related to lodging revenues which increased by $116.7 million, or 213.3%, from $54.7 million in the 1996 Three Months to $171.4 million in the 1997 Three Months and by $378.3 million to $436.3 million in the 1997 Nine Months. This increase was due to the operations of the Owned and Leased Hotels since their respective acquisition or inception dates. The ADR for the Owned Hotels increased by 10.9%, from $96.32 during the 1996 Three Months to $106.83 during the 1997 Three Months, and the average occupancy rate decreased slightly to 73.9%. This resulted in an increase in REVPAR of 7.4% to $78.90 during the 1997 Three Months. For the 1997 Nine Months, the ADR for the Owned Hotels was $108.55 and the average occupancy rate was 75.5%, which resulted in REVPAR of $81.90. Management and related fees decreased by $0.7 million, or 6.5%, from $10.8 million in the 1996 Three Months to $10.1 million in the 1997 Three Months and by $2.5 million, or 6.9%, from $35.8 million in the 1996 Nine Months to $33.3 million in the 1997 Nine Months primarily due to the Company's acquisitions of previously managed hotels which resulted in the elimination of third-party management and related fees.

     Lodging expenses increased by $69.9 million, or 190.2%, from $36.8 million in the 1996 Three Months to $106.7 million in the 1997 Three Months and by $237.2 million to $276.1 million in the 1997 Nine Months. This increase was due to the operations of the Owned and Leased Hotels since their respective acquisition or inception dates. The operating margin of the Owned and Leased Hotels increased from 32.8% during the 1996 Three Months to 37.7% during the 1997 Three Months. This increase was attributed to the increase in revenues and the overall improvement in operating performance and operating efficiencies of the Owned and Leased Hotels. For the 1997 Nine Months, the operating margin of the Owned and Leased Hotels was 36.7%.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses increased by $1.4 million, or 54.3%, from $2.7 million in the 1996 Three Months to $4.1 million in the 1997 Three Months and by $3.4 million, or 46.8%, from $7.2 million in the 1996 Nine Months to $10.6 million in the 1997 Nine Months. This increase was primarily due to incremental expenses associated with the growth of the Company's business and additional non-recurring costs associated with the acquisitions of the Owned Hotels and property repositionings, as well as additional costs associated with managing and administering a publicly held company. General and administrative expenses as a percentage of revenues decreased to 2.3% during the 1997 Three Months compared to 4.1% during the 1996 Three Months and to 2.3% during the 1997 Nine Months compared to 7.7% during the 1996 Nine Months as a result of the operations of the Owned and Leased Hotels since their respective acquisition or inception dates.

     Payroll and related benefits expenses increased by $1.6 million, or 38.4%, from $4.2 million in the 1996 Three Months to $5.8 million in the 1997 Three Months and by $3.1 million, or 25.0%, from $12.6 million in the 1996 Nine Months to $15.7 million in the 1997 Nine Months. This increase was related to the addition of corporate management and staff personnel as the Company's portfolio of hotels for which it provides management and other services grew, primarily resulting from the Equity Inns Transaction. Payroll and related benefits expenses as a percentage of revenues decreased to 3.2% during the 1997 Three Months compared to 6.4% during the 1996 Three Months and to 3.3% during the 1997 Nine Months compared to 13.4% during the 1996 Nine Months as a result of the operations of the Owned and Leased Hotels since their respective acquisition or inception dates.

     Non-cash compensation of $11.9 million in the 1996 Nine Months resulted from the issuance of 785,533 shares of Common Stock to certain executives and key employees of the Company in consideration for the cancellation of stock options issued by one of the Company's predecessors, Interstate Hotels Corporation, in 1995.

     The Company had lease expense of $26.4 million in the 1997 Three Months and $54.9 million in the 1997 Nine Months due to the addition of the Leased Hotels. The ADR for the Leased Hotels was $68.80 during the 1997 Three Months and the average occupancy rate was 76.1%, which resulted in REVPAR of $52.34. For the 1997 Nine Months, the ADR for the Leased Hotels was $67.78 and the average occupancy rate was 73.4%, which resulted in REVPAR of $49.78.

     Depreciation and amortization increased by $5.3 million, or 98.5%, from $5.3 million in the 1996 Three Months to $10.6 million in the 1997 Three Months and by $20.7 million to $28.5 million in the 1997 Nine Months due to incremental depreciation related to the acquisitions of the Owned Hotels, the amortization of deferred financing fees and the amortization of goodwill and the cost of lease contracts associated with the Equity Inns Transaction.

     Operating income (exclusive of non-cash compensation) increased by $11.3 million, or 68.4%, from $16.6 million in the 1996 Three Months to $27.9 million in the 1997 Three Months and by $56.5 million, or 206.4%, from $27.3 million in the 1996 Nine Months to $83.8 million in the 1997 Nine Months. The operating margin decreased from 25.3% during the 1996 Three Months to 15.4% during the 1997 Three Months. This increase in operating income and decrease in the operating margin reflects the inclusion of the operating results of the Owned and Leased Hotels, which were not reflected in the Company's results prior to their respective acquisition or inception dates. For the 1997 Nine Months, the operating margin was 17.8%.

     Net interest expense increased by $7.1 million, or 164.3%, from 4.3 million in the 1996 Three Months to $11.4 million in the 1997 Three Months and by $24.2 million to $29.5 million in the 1997 Nine Months primarily due to additional borrowings related to the acquisitions of the Owned Hotels.

     Other expense of $0.6 million in the 1997 Three Months and $1.8 million in the 1997 Nine Months consisted primarily of minority interests.

     Income tax expense in both 1996 and 1997 was computed based on an effective tax rate of 38%. Income tax expense in the 1996 Nine Months included deferred tax expense of $4.9 million, which was recorded in June 1996 when the Company changed its tax status from a pass-through entity for tax purposes to a C corporation.

     An extraordinary loss of $7.6 million, net of a tax benefit of $3.9 million, in the 1996 Nine Months resulted from the early extinguishment of certain indebtedness and was related to the payment of prepayment penalties and loan commitment fees and the write-off of deferred financing fees.

     As a result of the changes noted above, net income increased by $2.5 million, or 34.4%, from $7.4 million in the 1996 Three Months to $9.9 million in the 1997 Three Months. For the nine-month periods, net income of $32.5 million was recorded in 1997 compared to a net loss of $8.3 million in 1996. The net income margin decreased from 11.2% during the 1996 Three Months to 5.5% during the 1997 Three Months. For the 1997 Nine Months, the net income margin was 6.9%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $31.9 million at September 30, 1997 compared to $32.3 million at December 31, 1996. At September 30, 1997, current liabilities exceeded current assets by $61.4 million primarily as a result of the Company's acquisitions of two Owned Hotels which were financed with $41.5 million of short-term non-recourse loans. The Company expects to refinance these loans by December 31, 1997. The Company's principal sources of liquidity during the 1997 Nine Months were cash from operations and borrowings under its credit facilities. Net cash provided by operations was $86.9 million in the 1997 Nine Months compared to $14.7 million in the 1996 Nine Months. The Company used cash of $420.5 million in investing activities in the 1997 Nine Months, which principally related to the acquisitions of Owned Hotels and investments in hotel real estate in the amount of $356.9 million and capital expenditures of $60.7 million. The Company's capital expenditure budget relating to existing operations for 1997 and 1996 is $70.5 million and $16.3 million, respectively. The increase is due primarily to capital expenditures related to renovations of hotels that were acquired during 1996 and 1997. Net cash provided by financing activities in the amount of $333.2 million in the 1997 Nine Months was primarily used to finance hotel acquisitions. The principal source of this cash was $369.4 million from proceeds from long-term debt, offset by long-term debt repayments of $56.9 million.

     At September 30, 1997, the Company's total indebtedness was $775.5 million, comprised of $419.7 million of term loans, $193.5 million of borrowings under its revolving credit facility, $29.3 million of mortgage indebtedness encumbering six Owned Hotels in which the Company owns a controlling interest, $132.4 million of loans related to the acquisitions of six Owned Hotels, and $0.6 million of other debt. The Company utilizes various interest rate hedge contracts to limit its interest rate exposure on indebtedness. Future changes in interest rates applicable to outstanding borrowings are therefore not expected to have a material impact on the Company's results of operations. Management of the Company believes that, with respect to its current operations, the Company's cash on hand and funds from operations will be sufficient to cover its reasonably foreseeable working capital, ongoing capital expenditure and debt service requirements.

     Since its IPO, the Company has pursued a growth-oriented strategy involving, among other things, the acquisition of interests in additional hotel properties and hotel management companies, as well as the acquisition of additional management contracts (which may from time to time require capital expenditures by the Company). The Company is also pursuing selective development projects, particularly in the limited-service segment. At September 30, 1997, the Company had three limited-service hotels under construction with total projected development costs of $29.3 million. These properties consist of two Courtyard by Marriott hotels in Westborough, Massachusetts and St. Louis, Missouri and a Residence Inn by Marriott in Pittsburgh, Pennsylvania. The total cost incurred through September 30, 1997 on these projects was $11.3 million. In addition, the Company opened a Courtyard by Marriott in Orange, Connecticut which it had developed for a total cost of $9.7 million. Management believes that the capital resources available to the Company will be sufficient to pursue the Company's acquisition strategy and to fund its other presently foreseeable capital requirements. The Company also expects to arrange separate financing for development projects, including the three limited-service hotels under construction at September 30, 1997, either on a program basis or pursuant to project-by-project financing.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits.

    EXHIBIT NO.                                     DESCRIPTION
    ------------    ----------------------------------------------------------------------------
        27.1        Financial Data Schedule

(B) Reports on Form 8-K.

     1. On September 12, 1997, the Company filed a Current Report on Form 8-K to report the acquisition of substantially all of the equity interests in a limited partnership that owns three hotels: the 359-room Albany Marriott in Albany, New York, the 320-room Minneapolis Marriott Southwest in Minnetonka, Minnesota and the 350-room San Diego Marriott Mission Valley in San Diego, California. The total purchase price, including estimated capital expenditures for anticipated renovations and closing costs, was approximately $98.8 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, in the Commonwealth of Pennsylvania, on November 14, 1997.

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