Form 10-K
period 1997-12-31
INTERSTATE HOTELS CO
filed 1998-03-31
CIK 1012624

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of each exchange
           Title of each class                              on which registered
------------------------------------------       ------------------------------------------
 Common Stock, $.01 par value (35,502,839                 New York Stock Exchange
  shares outstanding as of March 20, 1998)

     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this Report.

     There were 21,950,920 shares of the Company's Common Stock outstanding as of March 20, 1998 that were held by non-affiliates. The aggregate market value of these shares, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on March 20, 1998, was approximately $751,819,000.

================================================================================

                                     INDEX
                           INTERSTATE HOTELS COMPANY

                                                                             PAGE
                                                                           --------
                                 PART I
Items 1 & 2  Business and Properties.....................................      2
Item 3       Legal Proceedings...........................................      3
Item 4       Submission of Matters to a Vote of Security Holders.........      3

                                 PART II
Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................      4
Item 6       Selected Financial Data.....................................      4
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................      7
Item 7A      Quantitative and Qualitative Disclosures About Market
             Risk........................................................     11
Item 8       Financial Statements and Supplementary Data.................     11
Item 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     11

                                PART III
Item 10      Directors and Executive Officers of the Registrant..........     12
Item 11      Executive Compensation......................................     13
Item 12      Security Ownership of Certain Beneficial Owners and
             Management..................................................     17
Item 13      Certain Relationships and Related Transactions..............     19

                                 PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................     21

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

GENERAL

     Interstate Hotels Company (the "Company") is the largest independent hotel management company in the United States based on number of properties, number of rooms and total revenues produced for owners. At December 31, 1997, the Company owned, managed, leased or performed related services for 223 hotels with a total of 45,329 rooms in the United States, Canada, the Caribbean and Russia. The Company owned or had a controlling interest in 40 of these properties with 11,580 rooms (the "Owned Hotels"), all of which are geographically diverse, primarily upscale or luxury properties operating under various brand names. The Owned Hotels operate under the Embassy Suites(R), Hilton(TM), Holiday Inn(R), Marriott(R), Radisson(TM), Sheraton(TM) and Westin(TM) trade names principally in major metropolitan markets such as Atlanta, Boston, Chicago, Denver, Fort Lauderdale, Houston, Los Angeles, Miami, Philadelphia, Phoenix and Washington, D.C. In January 1998, the Company acquired one additional hotel with 348 rooms, and in March 1998, the Company sold a 47.8% interest in three Owned Hotels for $49.2 million.

     The Company leased 89 hotels with 10,258 rooms (the "Leased Hotels") at December 31, 1997, primarily as a result of the Company's strategic alliance with Equity Inns, Inc., a publicly traded real estate investment trust ("Equity Inns"). The Company has a right of first refusal, subject to certain limitations, to lease hotels acquired or developed by Equity Inns over the next four years.

     The Company is the largest franchisee of upscale hotels in the Marriott(R) system, owning, managing or providing services to 40 hotels totaling 13,881 rooms, bearing the Marriott(R) flag. The Company also operates in the mid-scale, upper economy and budget segments of the lodging industry and is the largest franchisee and independent manager in the Hampton Inn(R) system, providing services to 63 hotels totaling 7,555 rooms, bearing the Hampton Inn(R) flag.

     In June 1996, the Company completed its initial public offering of 12.4 million shares of Common Stock at $21.00 per share (the "IPO"), and in December 1996, the Company completed its second public offering of 4.0 million shares of Common Stock at $25.00 per share.

1997 DEVELOPMENTS

     During 1997, the Company acquired 11 Owned Hotels: the 250-room Syracuse Marriott, the 358-suite Chicago Embassy Suites, the 300-room St. Louis Marriott West, the 297-room Indian River Plantation Resort Marriott in Stuart, Florida, the 314-room Pittsburgh Airport Marriott, the 310-room Arlington Dallas Marriott, the 508-room Parsippany Hilton, the 253-room Gateway Hilton in Newark, New Jersey, the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest. In addition, two Owned Hotels which the Company developed for a total cost of $16.9 million, the 121-room Courtyard by Marriott in Orange, Connecticut and the 98-room Courtyard by Marriott in Westborough, Massachusetts, were opened during 1997.

     Also during 1997, the Company acquired a 25% equity interest in the Waterford Marriott in Oklahoma City, Oklahoma, a 13% equity interest in the Don Cesar Beach House in St. Petersburg, Florida, a 25% equity interest in the Manhattan Beach Marriott in Manhattan Beach, California and a 10% equity interest in the Ontario Airport Marriott in Ontario, California. In addition, a minority partnership interest in The Charles Hotel at Harvard Square in Cambridge, Massachusetts was acquired.

     In connection with these acquisitions, the Company amended its credit facility in May 1997 by converting certain borrowings outstanding under the revolving credit facility to a $135 million term loan and increasing the revolving credit facility from $200 million to $350 million. In addition, the Company's permitted non-recourse and subordinated debt capacity was increased from $250 million to $290 million.

     During 1997, the Company entered into 31 long-term operating leases with Equity Inns totaling 3,688 rooms.

     On December 2, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Patriot American Hospitality, Inc. ("Patriot") and Wyndham International, Inc. (formerly Patriot American Hospitality Operating Company) ("Wyndham International") pursuant to which the Company would be merged with and into Patriot, with Patriot being the surviving corporation (the "Merger"). Pursuant to the Merger Agreement, each share of Company Common Stock is to be converted, at the election of the holder thereof, into the right to receive $37.50 in cash or 1.341 paired shares of Patriot common stock and Wyndham International common stock (subject to proration to ensure that 40% of the shares of the Company Common Stock are converted into the right to receive cash and 60% of the shares of Company Common Stock are converted into the right to receive paired shares). The Merger is contingent upon, among other customary conditions, the approval by the shareholders of the Company and Patriot/ Wyndham International, and is expected to be consummated in the second quarter of 1998.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

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

                                                              STOCK PRICE
                                                            ----------------
                          PERIOD                             HIGH      LOW
----------------------------------------------------------  ------    ------
1996:
  Second Quarter..........................................  $23.38    $21.00
  Third Quarter...........................................   27.75     22.13
  Fourth Quarter..........................................   29.63     24.13
1997:
  First Quarter...........................................   32.50     26.63
  Second Quarter..........................................   30.13     23.63
  Third Quarter...........................................   33.38     25.75
  Fourth Quarter..........................................   37.25     27.75
1998:
  First Quarter (through March 20, 1998)..................   36.50     33.38

     The Company has not paid any cash dividends on the Common Stock and does not anticipate that it will do so in the foreseeable future. Further, the terms of the Company's credit facility prohibit the payment of dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data of the Company as of and for each of the years ended December 31, 1993, 1994, 1995, 1996 and 1997, selected pro forma financial data of the Company for the years ended December 31, 1996 and 1997, and certain other data. The selected financial data of the Company as of December 31, 1996 and 1997 and for each of the years ended December 31, 1995, 1996 and 1997 have been derived from audited financial statements of the Company included elsewhere herein. The selected financial data of the Company as of December 31, 1993, 1994 and 1995 and for each of the years ended December 31, 1993 and 1994 have been derived from audited financial statements of the Company which are not required to be included herein. The selected pro forma financial data for the years ended December 31, 1996 and 1997 are presented to include the effects of the Company's IPO, the acquisitions of Owned Hotels in connection with and since the IPO through December 31, 1997, the addition of the Leased Hotels, the Company's second public offering in December 1996, the Company's debt restructuring in May 1997 and certain other adjustments, as if all of the transactions had occurred on January 1, 1996. The pro forma financial data is not necessarily indicative of what the results of operations of the Company would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Report.

                       SELECTED FINANCIAL AND OTHER DATA

            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND HOTEL DATA)

                                                                YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------------
                                                                                               PRO FORMA     PRO FORMA
                                  1993       1994        1995         1996         1997          1996          1997
                                --------   --------   ----------   ----------   -----------   -----------   -----------
STATEMENT OF INCOME DATA:
Lodging revenues:
  Rooms.......................  $     --   $     --   $       --   $   89,930   $   440,938   $   474,813   $   514,713
  Food and beverage...........        --         --           --       42,502       137,067       159,878       164,136
  Other departmental..........        --         --           --        8,685        38,074        41,489        44,874
Management and related fees
  (1).........................    25,564     36,726       45,018       49,268        45,633        41,554        42,760
                                --------   --------   ----------   ----------   -----------   -----------   -----------
    Total revenues............    25,564     36,726       45,018      190,385       661,712       717,734       766,483
Lodging expenses:
  Rooms.......................        --         --           --       20,900       101,860       111,476       119,687
  Food and beverage...........        --         --           --       31,033       100,585       119,138       120,781
  Other departmental..........        --         --           --        3,936        16,602        18,536        20,027
  Property costs..............        --         --           --       41,707       175,202       202,686       206,094
General and administrative....     5,057      8,302        9,811       10,912        15,322        12,775        14,920
Payroll and related
  benefits....................    10,321     12,420       15,469       17,529        21,265        18,894        21,265
Non-cash compensation (2).....        --         --           --       11,896            --            --            --
Lease expense.................        --         --           --        3,477        73,283        74,813        83,535
Depreciation and
  amortization................     3,282      3,659        4,201       14,862        40,561        47,640        45,821
                                --------   --------   ----------   ----------   -----------   -----------   -----------
    Operating income..........     6,904     12,345       15,537       34,133       117,032       111,776       134,353
Other income (expense):
  Interest, net...............        12         30           99      (12,421)      (44,255)      (53,273)      (48,262)
  Other, net..................        (6)        14          203         (270)       (2,447)       (6,338)       (7,470)
                                --------   --------   ----------   ----------   -----------   -----------   -----------
    Income before income tax
      expense.................     6,910     12,389       15,839       21,442        70,330        52,165        78,621
Income tax expense (3)........        --         --           --       15,325        26,744        19,823        29,876
                                --------   --------   ----------   ----------   -----------   -----------   -----------
    Income before
      extraordinary items.....     6,910     12,389       15,839        6,117        43,586        32,342        48,745
Extraordinary items (4).......        --         --           --        7,733            --            --            --
                                --------   --------   ----------   ----------   -----------   -----------   -----------
    Net income (loss).........  $  6,910   $ 12,389   $   15,839   $   (1,616)  $    43,586   $    32,342   $    48,745
                                ========   ========   ==========   ==========   ===========   ===========   ===========
Net income per common share:
  Basic.......................                                                  $      1.23   $      0.91   $      1.38
  Diluted.....................                                                  $      1.22   $      0.90   $      1.36
Common shares outstanding:
  Basic.......................                                                   35,320,091    35,386,763    35,386,763
  Diluted.....................                                                   35,716,265    35,793,557    35,793,557
BALANCE SHEET DATA (AT YEAR
  END):
Cash and cash equivalents.....  $  4,520   $  6,702   $   14,035   $   32,323   $    31,988
Total assets..................    24,436     30,741       61,401      883,761     1,373,463
Current portion of long-term
  debt........................       600        673          363       11,767        53,001
Long-term debt, excluding
  current portion.............     1,209      3,217       35,907      396,044       747,123
Total shareholders' equity....    16,627     18,858        9,256      409,298       456,375
OTHER FINANCIAL DATA:
EBITDA (5)....................  $ 10,180   $ 16,018   $   19,930   $   49,228   $   159,110   $   159,649   $   181,691
Net cash provided by operating
  activities..................    10,389     15,318       25,328       41,271       106,175
Net cash used in investing
  activities..................    (3,088)    (3,852)     (22,858)    (449,414)     (460,380)
Net cash (used in) provided by
  financing activities........    (7,242)    (9,285)       4,863      426,431       353,870
TOTAL PORTFOLIO HOTEL DATA:
  (6)
Total portfolio hotel
  revenues....................  $760,766   $858,986   $1,056,279   $1,326,581   $ 1,600,958
Number of hotels (7)..........        82        136          150          212           223
Number of rooms (7)...........    24,202     31,502       35,044       43,178        45,329

                                                                                               PRO FORMA     PRO FORMA
                                  1993       1994        1995         1996         1997          1996          1997
                                --------   --------   ----------   ----------   -----------    ---------     ---------
OWNED HOTEL OPERATING DATA:
  (8)
Average occupancy rate (9)....                                           72.8%         72.6%         74.0%         73.1%
ADR (10)......................                                     $    96.20   $    109.56   $    101.52   $    109.71
REVPAR (11)...................                                     $    70.00   $     79.59   $     75.08   $     80.17
LEASED HOTEL OPERATING DATA:
  (12)
Average occupancy rate........                                           58.4%         71.1%         72.3%         71.7%
ADR...........................                                     $    54.93   $     67.93   $     63.05   $     66.70
REVPAR........................                                     $    32.08   $     48.27   $     45.57   $     47.81
COMPARABLE OWNED HOTEL
  OPERATING DATA: (13)
Average occupancy rate........                                           73.3%         73.4%
ADR...........................                                     $    92.88   $    101.89
REVPAR........................                                     $    68.12   $     74.79

---------------

 (1) Pro forma management and related fees are adjusted to reflect consolidation of the Owned Hotels and the resultant pro forma elimination of management and related fees actually derived from the Owned Hotels in 1996 and 1997, respectively.

 (2) Represents a non-recurring expense relating to the issuance of 785,533 shares of Common Stock to certain executives and key employees of the Company in consideration for the cancellation of stock options issued by one of the Company's predecessors, Interstate Hotels Corporation ("IHC"), in 1995.

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

 (5) EBITDA represents earnings before interest, income taxes, depreciation and amortization, minority interests and extraordinary items. Management believes that EBITDA is a useful measure of operating performance because it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization, which is generally equivalent to EBITDA, and EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under GAAP for purposes of evaluating the Company's results of operations.

 (6) Represents all hotels, including the Owned and Leased Hotels, for which the Company provides management or related services.

 (7) As of the end of the years presented.

 (8) Represents information for 40 Owned Hotels purchased on varying dates during 1996 and 1997 (unadjusted for seasonality, market repositioning and hotels under renovation).

 (9) Represents total rooms occupied by hotel guests on a paid basis divided by total available rooms. Total available rooms represents the number of rooms available for rent multiplied by the number of days in the reported period.

(10) Represents total room revenues divided by the total number of rooms occupied by hotel guests on a paid basis.

(11) Represents total room revenues divided by total available rooms.

(12) Represents information for 89 Leased Hotels entered into on varying dates during 1996 and 1997 (unadjusted for seasonality, market repositioning and hotels under renovation).

(13) Represents information for 21 Owned Hotels owned since October 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     At December 31, 1997, the Company owned or had a controlling interest in 40 hotels with a total of 11,580 rooms, compared to 27 hotels with a total of 7,736 rooms at December 31, 1996. In addition, the Company had long-term operating leases for 89 hotels with a total of 10,258 rooms at December 31, 1997, compared to long-term operating leases for 57 hotels with a total of 6,484 rooms at December 31, 1996.

PRO FORMA YEAR ENDED DECEMBER 31, 1997 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1996

     Pro forma total revenues increased by $48.8 million, or 6.8%, from $717.7 million in 1996 to $766.5 million in 1997. The most significant portion of this increase related to lodging revenues, which consists of rooms, food and beverage and other departmental revenues. Pro forma lodging revenues increased by $47.5 million, or 7.0%, from $676.2 million in 1996 to $723.7 million in 1997. This increase was due to the overall improvement in the operating performance of the Owned and Leased Hotels and an overall improvement in economic conditions in certain geographic regions.

     The pro forma average daily room rate ("ADR") for the Owned Hotels increased by 8.1%, from $101.52 during 1996 to $109.71 during 1997, and the pro forma average occupancy rate decreased slightly to 73.1%. This resulted in an increase in pro forma room revenue per available room ("REVPAR") of 6.8% to $80.17 during 1997. Pro forma management and related fees increased by $1.2 million, or 2.9%, from $41.6 million in 1996 to $42.8 million in 1997 primarily due to the performance improvement of the Company's portfolio of managed hotels. Many of the management agreements for these hotels provide for incentive management fees.

     Pro forma lodging expenses, which consists of rooms, food and beverage, property costs and other departmental expenses, increased by $14.8 million, or 3.3%, from $451.8 million in 1996 to $466.6 million in 1997. The pro forma operating margin of the Owned and Leased Hotels increased from 33.2% during 1996 to 35.5% during 1997. This increase was attributed to the increase in pro forma revenues and the overall improvement in operating performance and operating efficiencies of the Owned and Leased Hotels.

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from the Leased Hotels. Pro forma lease expense increased by $8.7 million, or 11.7%, from $74.8 million in 1996 to $83.5 million in 1997. This increase was due to higher Leased Hotels' room revenues. The pro forma ADR for the Leased Hotels increased by 5.8%, from $63.05 during 1996 to $66.70 during 1997, and the pro forma average occupancy rate decreased slightly to 71.7%. This resulted in an increase in pro forma REVPAR of 4.9% to $47.81 during 1997.

     Pro forma operating income increased by $22.6 million, or 20.2%, from $111.8 million in 1996 to $134.4 million in 1997. Accordingly, the pro forma operating margin increased from 15.6% during 1996 to 17.5% during 1997.

     Pro forma net interest expense decreased by $5.0 million, or 9.4%, from $53.3 million in 1996 to $48.3 million in 1997. This decrease was due to lower outstanding debt balances resulting primarily from escalating scheduled principal payments, in accordance with the Company's credit facility, on a pro forma basis.

     Pro forma income tax expense for the periods presented was computed as if the Company had been subject to federal and state income taxes, based on an effective tax rate of 38%.

     As a result of the changes noted above, pro forma net income increased by $16.4 million, or 50.7%, from $32.3 million in 1996 to $48.7 million in 1997. The pro forma net income margin increased from 4.5% during 1996 to 6.4% during 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Total revenues increased by $471.3 million, or 247.6%, from $190.4 million in 1996 to $661.7 million in 1997. The most significant portion of this increase related to lodging revenues which increased by $475.0 mil-lion, or 336.6%, from $141.1 million in 1996 to $616.1 million in 1997. This increase was due to the operations of the Owned and Leased Hotels since their respective acquisition or inception dates. The ADR for the Owned Hotels increased by 16.2%, from $94.29 during 1996 to $109.56 during 1997, and the average occupancy rate decreased slightly to 72.6%. This resulted in an increase in REVPAR of 13.1% to $79.59 during 1997. Management and related fees decreased by $3.7 million, or 7.4%, from $49.3 million in 1996 to $45.6 million in 1997 primarily due to the Company's acquisitions of previously managed hotels which resulted in the elimination of third-party management and related fees.

     Lodging expenses increased by $296.6 million, or 304.0%, from $97.6 million in 1996 to $394.2 million in 1997. This increase was due to the operations of the Owned and Leased Hotels since their respective acquisition or inception dates. The operating margin of the Owned and Leased Hotels increased from 30.9% during 1996 to 36.0% during 1997. This increase was attributed to the increase in revenues and the overall improvement in operating performance and operating efficiencies of the Owned and Leased Hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses increased by $4.4 million, or 40.4%, from $10.9 million in 1996 to $15.3 million in 1997. This increase was primarily due to incremental expenses associated with the growth of the Company's business and additional non-recurring costs associated with the acquisitions of the Owned Hotels and property repositionings, as well as additional costs associated with managing and administering a publicly held company. General and administrative expenses as a percentage of revenues decreased to 2.3% during 1997 compared to 5.7% during 1996 as a result of the operations of the Owned and Leased Hotels since their respective acquisition or inception dates.

     Payroll and related benefits expenses increased by $3.8 million, or 21.3%, from $17.5 million in 1996 to $21.3 million in 1997. This increase was related to the addition of corporate management and staff personnel as the Company's portfolio of hotels for which it provides management and other services grew, primarily resulting from the addition of the Leased Hotels owned by Equity Inns. Payroll and related benefits expenses as a percentage of revenues decreased to 3.2% during 1997 compared to 9.2% during 1996 as a result of the operations of the Owned and Leased Hotels since their respective acquisition or inception dates.

     Non-cash compensation of $11.9 million in 1996 resulted from the issuance of 785,533 shares of Common Stock to certain executives and key employees of the Company in consideration for the cancellation of stock options issued by IHC in 1995.

     The Company had lease expense of $73.3 million in 1997 compared to $3.5 million in 1996 primarily due to the addition of the Leased Hotels owned by Equity Inns. The ADR for the Leased Hotels increased by 23.7%, from $54.93 during 1996 to $67.93 during 1997, and the average occupancy rate increased to 71.1%. This resulted in an increase in REVPAR of 50.5% to $48.27 during 1997.

     Depreciation and amortization increased by $25.7 million, or 172.9%, from $14.9 million in 1996 to $40.6 million in 1997 due to incremental depreciation related to the acquisitions of the Owned Hotels, the amortization of deferred financing fees and the amortization of goodwill and the cost of lease contracts associated with the Company's acquisition of the management and leasing businesses affiliated with Equity Inns in 1996.

     Operating income (exclusive of non-cash compensation) increased by $71.0 million, or 154.3%, from $46.0 million in 1996 to $117.0 million in 1997. The operating margin decreased from 24.2% during 1996 to 17.7% during 1997. This increase in operating income and decrease in the operating margin reflects the inclusion of the operating results of the Owned and Leased Hotels, which were not reflected in the Company's results prior to their respective acquisition or inception dates.

     Net interest expense increased by $31.9 million, or 256.3%, from $12.4 million in 1996 to $44.3 million in 1997 primarily due to additional borrowings related to the acquisitions of the Owned Hotels.

     Other expense of $2.4 million in 1997 consisted primarily of minority interests.

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

     As a result of the changes noted above, net income of $43.6 million was recorded in 1997 compared to a net loss of $1.6 million in 1996. The net income margin was 6.6% in 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Total revenues increased by $145.4 million, or 322.9%, from $45.0 million in 1995 to $190.4 million in 1996. The most significant portion of this increase related to lodging revenues which increased by $141.1 million. This increase was due to the operations of the Owned and Leased Hotels since their respective acquisition or inception dates. Management fees increased by $2.3 million, or 8.4%, from $27.0 million in 1995 to $29.3 million in 1996 due to the addition of 90 new management contracts and increased revenues associated with the performance improvement of existing managed hotels. The increase in management fees was partially offset by the loss of 28 management contracts primarily due to the divestiture of hotels by third-party owners. Other management-related fees increased by $2.0 million, or 10.9%, from $18.0 million in 1995 to $20.0 million in 1996 due to incremental revenues associated with the net addition of new hotels, many of which utilize the Company's other contractual services.

     The Company had lodging expenses of $97.6 million in 1996 due to the operations of the Owned and Leased Hotels since their respective acquisition or inception dates. The operating margin of the Owned and Leased Hotels was 30.9% during 1996.

     General and administrative expenses increased by $1.1 million, or 11.2%, from $9.8 million in 1995 to $10.9 million in 1996. This increase was primarily due to incremental expenses associated with the growth of the Company's hotel management business and the acquisitions of the Owned Hotels, as well as additional costs associated with managing and administering a publicly held company. General and administrative expenses as a percentage of revenues decreased to 5.7% during 1996 compared to 21.8% during 1995 as a result of the operations of the Owned and Leased Hotels since their respective acquisition or inception dates.

     Payroll and related benefits expenses increased by $2.0 million, or 13.3%, from $15.5 million in 1995 to $17.5 million in 1996. This increase was related to the addition of corporate management and staff personnel as the Company's portfolio of hotels for which it provides management and other services grew. Payroll and related benefits expenses as a percentage of revenues decreased to 9.2% during 1996 compared to 34.4% during 1995 as a result of the operations of the Owned and Leased Hotels since their respective acquisition or inception dates.

     Non-cash compensation of $11.9 million in 1996 resulted from the issuance of 785,533 shares of Common Stock to certain executives and key employees of the Company in consideration for the cancellation of stock options issued by IHC in 1995.

     The Company had lease expense of $3.5 million in 1996 due to the addition of the Leased Hotels owned by Equity Inns.

     Depreciation and amortization increased by $10.7 million, or 253.8%, from $4.2 million in 1995 to $14.9 million in 1996 due to incremental depreciation related to the acquisitions of the Owned Hotels, the amortization of deferred financing fees and the amortization of goodwill and the cost of lease contracts associated with the Company's acquisition of the management and leasing businesses affiliated with Equity Inns in 1996.

     Operating income (exclusive of non-cash compensation) increased by $30.5 million, or 196.3%, from $15.5 million in 1995 to $46.0 million in 1996. The operating margin decreased from 34.5% during 1995 to 24.2% during 1996. This increase in operating income and decrease in the operating margin reflects the inclusion of the operating results of the Owned and Leased Hotels, which were not reflected in the Company's results prior to their respective acquisition or inception dates.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $32.0 million at December 31, 1997 compared to $32.3 million at December 31, 1996. At December 31, 1997, current liabilities exceeded current assets by $42.9 million partially as a result of the Company's acquisition of one Owned Hotel which was financed with a $31.0 million short-term non-recourse loan maturing on December 31, 1998. The Company's principal sources of liquidity during 1997 were cash from operations and borrowings under its credit facility. Net cash provided by operations was $106.2 million in 1997 compared to $41.3 million in 1996. The Company used cash of $460.4 million in investing activities in 1997, which principally related to the acquisitions of Owned Hotels and investments in hotel real estate in the amount of $393.4 million and capital expenditures of $63.5 million. The Company's capital expenditure budget relating to existing operations for 1998 is $50.5 million. Net cash provided by financing activities in the amount of $353.9 million in 1997 was primarily used to finance hotel acquisitions. The principal source of this cash was $540.5 million from proceeds from long-term debt, offset by long-term debt repayments of $206.2 million.

     At December 31, 1997, the Company's total indebtedness was $800.1 million, comprised of $415.6 million of term loans, $222.0 million of borrowings under its revolving credit facility, $29.3 million of mortgage indebtedness encumbering six Owned Hotels in which the Company owns a controlling interest, $132.6 million of loans related to the acquisitions of seven Owned Hotels, and $0.6 million of other debt. In connection with the Company's acquisition of an Owned Hotel in January 1998, the Company entered into a subordinated bridge debt facility that provides for up to $75 million of additional borrowings. The Company borrowed $14 million under this facility to finance this acquisition.

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

     The Company's credit facility contains certain restrictive covenants, including several financial ratios and restrictions on the payment of dividends, among other things. At December 31, 1997, the Company made expenditures relating to certain leases and employee loans which exceeded amounts permitted by such covenants. The lenders have waived the non-compliance with such covenants resulting from such expenditures, and the Company currently anticipates satisfying all such covenants in the future.

     Since its IPO, the Company has pursued a growth-oriented strategy involving, among other things, the acquisition of interests in additional hotel properties and hotel management companies, as well as the acquisition of additional management contracts (which may from time to time require capital expenditures by the Company). The Company is also pursuing selective development projects, particularly in the limited-service segment. At December 31, 1997, the Company had two limited-service hotels under construction with total projected development costs of $23.0 million. These properties consist of a Courtyard by Marriott hotel in St. Louis, Missouri and a Residence Inn by Marriott hotel in Pittsburgh, Pennsylvania. The total cost incurred through December 31, 1997 on these projects was $7.2 million. In addition, the Company opened two Courtyard by Marriott hotels in Orange, Connecticut and Westborough, Massachusetts, which it had developed for a total cost of $9.5 million and $7.4 million, respectively. Management believes that the capital resources available to the Company will be sufficient to pursue the Company's acquisition strategy and to fund its other presently foreseeable capital requirements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures required by this Item 7A and by Rule 305 of SEC Regulation S-K are not material to the Company at this time. Interest rate exposure on indebtedness is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the Company's Consolidated Financial Statements and Supplementary Data contained in this Report and is incorporated herein by reference. Specific financial statements and supplementary data can be found at the pages listed in the following index:

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................    F-1
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................    F-2
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................    F-3
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1995, 1996 and 1997..............    F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................    F-5
Notes to Consolidated Financial Statements..................    F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

               NAME                 AGE       POSITION
               ----                 ---       --------------------------------------------------------
Milton Fine                         71        Chairman of the Board
W. Thomas Parrington, Jr.           53        President, Chief Executive Officer and Director
J. William Richardson               50        Executive Vice President, Finance and Administration and
                                              Chief Financial Officer
Robert L. Froman                    51        Executive Vice President, Development
Thomas D. Reese                     52        Executive Vice President, Operations
Marvin I. Droz                      43        Senior Vice President and General Counsel
David J. Fine                       34        Director
R. Michael McCullough               59        Director
Thomas J. Saylak                    37        Director
Steven J. Smith                     57        Director

     Milton Fine co-founded the Company in 1961 and served as the Company's Chief Executive Officer through March 1996. Mr. Fine is a life trustee of the Carnegie Institute and Chairman of the Board of the Carnegie Museum of Art. He is also a member of the Board of Trustees of the University of Pittsburgh and a member of the Board of Directors of the Andy Warhol Museum in Pittsburgh, Pennsylvania.

     W. Thomas Parrington, Jr. has been with the Company since 1981, serving as Chief Executive Officer since April 1996, President and Director since 1994 and as Chief Financial Officer prior thereto.

     J. William Richardson has served as the Company's Executive Vice President, Finance and Administration and Chief Financial Officer since 1994. Mr. Richardson previously served as Controller and Treasurer of the Company since 1988.

     Robert L. Froman has been with the Company since 1984, serving as Executive Vice President, Development since 1986.

     Thomas D. Reese has served as Executive Vice President, Operations since joining the Company in October 1996. Prior to joining the Company, Mr. Reese was Vice President of Marriott Hotels, Resorts and Suites from August 1992 to October 1996 and general manager of the New York Marriott Marquis Hotel prior thereto.

     Marvin I. Droz has served as Senior Vice President and General Counsel since joining the Company in 1990.

     David J. Fine has been a Director of the Company since 1991. Mr. Fine is an attorney specializing in the areas of real estate finance and property acquisition, development and disposition. From 1991 to 1996, Mr. Fine was an attorney with Eckert, Seamans, Cherin & Mellott, and from 1990 to 1991 he was an attorney with Gaston and Snow. David J. Fine is the son of Milton Fine.

     R. Michael McCullough has been a Director of the Company since 1991. Mr. McCullough is Senior Chairman (retired) of Booz, Allen & Hamilton, Inc., an international management and technology consulting firm.

     Thomas J. Saylak has been a Director of the Company since December 1995. Mr. Saylak is a Senior Managing Director of The Blackstone Group. Prior to joining Blackstone in 1993, Mr. Saylak was a principal in Trammell Crow Ventures, the real estate investment, banking and investment management unit of Trammell Crow Company, from 1987 to 1993.

     Steven J. Smith has been a Director of the Company since 1991 and has been a management consultant since 1989.

COMMITTEES OF THE BOARD

     The Board of Directors of the Company (the "Board") has established two directorate committees--a compensation committee (the "Compensation Committee") and an audit review committee (the "Audit Review Committee").

     Compensation Committee. The Compensation Committee reviews executive salaries, administers the bonus, incentive compensation and stock option plans of the Company and approves the salaries and other benefits of the executive officers of the Company. In addition, the Compensation Committee consults with the Company's management regarding pension and other benefit plans and the compensation policies and practices of the Company. The Compensation Committee was formed in June 1996 in connection with the IPO and is composed of R. Michael McCullough (Chairman) and Steven J. Smith, who are not employed by the Company or any of its affiliates ("Non-Employee Directors") and are not eligible to receive options or other rights under any employee stock or other benefit plan (other than plans in which only directors may participate). Before June 1996, decisions regarding the compensation of officers were made by the Board.

     Audit Review Committee. The Audit Review Committee reviews the professional services provided by the Company's independent accountants and the independence of such accountants from the management of the Company. The Audit Review Committee also reviews the scope of the audit by the Company's independent accountants, the annual financial statements of the Company, the Company's system of internal accounting controls and such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it finds appropriate or as are brought to its attention, and meets from time to time with members of the Company's internal audit staff. The Audit Review Committee was formed in June 1996 in connection with the IPO and is required to consist solely of Non-Employee Directors. The current members of the Audit Review Committee are Thomas J. Saylak and Steven J. Smith (Chairman).

DIRECTOR COMPENSATION

     Directors who are Non-Employee Directors are paid an annual retainer of $25,000 plus $1,000 for each Board meeting or working session attended. In addition, members of each directorate committee are paid $1,000 ($1,250 in the case of the committee chairman) for each committee meeting attended on days on which the Board does not also meet. Non-Employee Directors are also entitled under the Company's Stock Option Plan for Non-Employee Directors to receive, at the time such person becomes a director, an option to purchase 5,000 shares of Common Stock at an exercise price per share equal to the market value of a share of Common Stock on such date and, annually, an option to purchase 5,000 shares of Common Stock at an exercise price equal to the market value of a share of Common Stock on the date of the annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation paid to Milton Fine, who served as Chief Executive Officer through March 1996 but is presently Chairman of the Board, and each of the four other most highly compensated executive officers of the Company (including W. Thomas Parrington, Jr., the current Chief Executive Officer) in 1997 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                             LONG-TERM COMPENSATION
                                                             ----------------------
                                       ANNUAL COMPENSATION   SECURITIES
                                       -------------------   UNDERLYING      LTIP        ALL OTHER
 NAME AND PRINCIPAL POSITION    YEAR    SALARY     BONUS      OPTIONS       PAYOUTS     COMPENSATION
------------------------------  ----   --------   --------   ----------     -------     ------------
Milton Fine (1)...............  1997   $505,769   $     --         --       $65,750(2)   $1,499,401(3)
  Chairman of the Board         1996    167,583         --    185,000(4)     18,850(2)       50,000(5)
                                1995    159,896         --         --            --          50,000(5)
W. Thomas Parrington, Jr......  1997    370,845    430,000         --        84,053(7)    2,544,470(8)
  President and Chief           1996    340,205    404,680    240,000(4)     81,241(9)      126,292(10)
  Executive Officer (6)         1995    313,781    378,000    227,906(11)    37,400(12)      18,000(5)
J. William Richardson.........  1997    258,287    300,000         --        79,300(13)   1,714,051(14)
  Executive Vice President,     1996    236,960    281,173    123,750(4)     77,254(15)      71,000(16)
  Finance and Administration    1995    216,608    259,929    136,744(11)    46,800(12)      15,000(5)
  and Chief Financial Officer
Robert L. Froman..............  1997    256,399    225,000         --        32,137(2)           --
  Executive Vice President,     1996    235,444    267,343     87,500(4)     30,222(2)       16,666(17)
  Development                   1995    225,163    181,666    136,744(11)        --          16,666(17)
Thomas D. Reese...............  1997    244,038    225,000         --        30,550(2)      137,314(19)
  Executive Vice President,     1996     42,481         --     75,000(4)      5,522(2)           --
  Operations (18)               1995         --         --         --            --              --

---------

 (1) Mr. Fine was Chief Executive Officer during the period from January 1, 1995 through March 31, 1996.

 (2) Consists entirely of compensation under the Company's Executive Retirement Plan (the "ERP").

 (3) Consists of $50,000 of compensation for services as a director of the Company's subsidiary, Northridge Insurance Company ("Northridge"), and a severance payment in the amount of $1,449,401 provided for under Mr. Fine's change-in-control agreement.

 (4) Consists of shares underlying options granted under the Company's 1996 Equity Incentive Plan (the "Equity Incentive Plan"), with exercise prices ranging from $21.00 per share to $26.75 per share.

 (5) Consists entirely of compensation for services as a director of Northridge.

 (6) Mr. Parrington was President and Chief Operating Officer during the period from January 1, 1995 through March 31, 1996.

 (7) Consists of $46,589 of compensation under the ERP and $37,464 of compensation under the Company's Supplemental Deferred Compensation Plan (the "SDCP").

 (8) Consists of $18,000 of compensation for services as a director of Northridge, amortization of loan forgiveness (principal and interest) in the amount of $334,185 and a severance payment in the amount of $2,192,285 provided for under Mr. Parrington's change-in-control agreement.

 (9) Consists of $43,841 of compensation under the ERP and $37,400 of compensation under the SDCP.

(10) Consists of $18,000 of compensation for services as a director of Northridge and amortization of loan forgiveness in the amount of $108,292.

(11) Gives effect to the ratio applied to the exchange of shares of common stock of IHC for Common Stock of the Company in connection with the formation of the Company. All of these options were canceled prior to and in anticipation of the IPO, with resulting compensation as follows: Mr. Fine--$0; Mr. Parrington--$2,574,165; Mr. Richardson--$1,443,054; Mr.
     Froman--$1,596,787; Mr. Reese--$0.

(12) Consists entirely of compensation under the SDCP.

(13) Consists of $32,500 of compensation under the ERP and $46,800 of compensation under the SDCP.

(14) Consists of $15,000 of compensation for services as a director of Northridge, amortization of loan forgiveness (principal and interest) in the amount of $170,800 and a severance payment in the amount of $1,528,251 provided for under Mr. Richardson's change-in-control agreement.

(15) Consists of $30,454 of compensation under the ERP and $46,800 of compensation under the SDCP.

(16) Consists of $15,000 of compensation for services as a director of Northridge and amortization of loan forgiveness in the amount of $56,000.

(17) Consists entirely of amortization of loan forgiveness.

(18) Mr. Reese joined the Company in October 1996.

(19) Consists of $108,542 of restricted stock compensation under the Equity Incentive Plan and $28,772 of costs reimbursed for relocation.

STOCK OPTION VALUES

     The following table sets forth information regarding the values of the options held by the Named Executive Officers at December 31, 1997.

                       OPTION VALUES AT DECEMBER 31, 1997

                                               NUMBER OF SECURITIES
                                              UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                    OPTIONS AT                  IN-THE-MONEY OPTIONS
                                                 DECEMBER 31, 1997              AT DECEMBER 31, 1997
                                            ---------------------------      ---------------------------
                   NAME                     EXERCISABLE   UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
                   ----                     -----------   -------------      -----------   -------------
Milton Fine...............................     61,667         123,333        $  820,524     $1,641,038
W. Thomas Parrington, Jr..................     80,000         160,000         1,071,668      2,143,332
J. William Richardson.....................     41,250          82,500           540,078      1,080,156
Robert L. Froman..........................     29,166          58,334           376,815        753,654
Thomas D. Reese...........................     25,000          50,000           207,813        415,625

     Outstanding Options. Pursuant to the Equity Incentive Plan, the Company has outstanding stock options to purchase an aggregate of 1,571,264 shares of Common Stock at exercise prices ranging from $21.00 to $27.25 per share. Each of the options has a ten-year term and becomes exercisable as to one-third of the shares covered thereby on each of the first three anniversaries of the date of grant so long as the holder thereof remains a full-time employee of the Company, except that the options become immediately exercisable in the event of the holder's death, disability or termination of employment by the Company for any reason other than cause (as defined) or in the event that any person or group (other than Mr. Fine and individuals affiliated with him who beneficially own shares of Company Common Stock (the "Fine Family Shareholders")) becomes the beneficial owner of more than 30% of the outstanding shares of capital stock of the Company entitled generally to vote in the election of directors and, within 12 months after such acquisition, there is a change in a majority of the members of the Board. Unexercised options terminate 30 calendar days after the holder's termination of employment by the Company, except that such period is 180 days in the event of disability and 360 days in the event of death.

COMPENSATION PLANS AND ARRANGEMENTS

     Management Bonus Plan. The Company has established a Management Bonus Plan under which all key management employees, including the Named Executive Officers, are eligible to receive bonuses based upon achievement of specified targets and goals for the Company and the individual employee. Bonus awards may not exceed 50% to 120% of the executive's annual base salary and 20% of each executive's bonus award may, at the discretion of the Compensation Committee, be paid in the form of shares of Common Stock, which will be subject to certain restrictions and forfeiture provisions. The Management Bonus Plan is administered by the Compensation Committee.

     Executive Loans. In 1996, the Company loaned $2.0 million and $1.0 million to Messrs. Parrington and Richardson, respectively (the "Executive Loans"). The Executive Loans are fully recourse to the borrowers thereunder, mature on June 30, 2006 and bear interest at the adjusted federal rate. If the executive's employment is terminated by the Company for cause or by the executive for any reason other than death, disability or circumstances that would entitle the executive to benefits under his change-in-control agreement (described below), then the executive's loan would become due and payable in three equal annual installments commencing with the first anniversary of the date of such termination. If the executive's employment is terminated for any other reason, the loan plus accrued interest would be forgiven. If the executive remains employed by the Company, one-tenth of the principal amount of such executive's loan plus the interest for that year will be forgiven on June 30 of each year until extinguished. See "--Certain Relationships and Related Transactions--Transactions with Officers and Directors" for a discussion of certain other loans by the Company.

     Deferred Compensation Agreements. In connection with the termination of certain prior benefit arrangements, each of Messrs. Parrington and Richardson entered into a deferred compensation agreement with the Company under the Company's SDCP. Pursuant to the deferred compensation agreements, $561,000 and $702,000 has been deposited into a grantor trust established by the Company for the benefit of, respectively, Messrs. Parrington and Richardson. Such amounts plus accumulated earnings will be paid out in ten semi-annual payments beginning at the earlier of the date of approved retirement from the Company or the attainment of age 60, provided that the beneficiary thereof performs consulting services to the Company and does not engage in any competitive activity.

     Executive Retirement Plan. Each of the General Managers of the Company's hotels who are employees of the Company and other employees of the Company holding job classifications of Vice President or above, including the Named Executive Officers (collectively, the "Participants"), is eligible to participate in the Company's ERP. The ERP is intended to be a non-qualified and unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Actual participation in the ERP is determined by the ERP's administrative committee, which is appointed by the Board.

     The Company annually contributes 7-8% of the Participants' base salary to the ERP and may make discretionary contributions of up to an additional 5% of the Participants' base salary. These discretionary contributions are based on the Company's net increase in earnings per share in a given year. In addition, Participants are eligible to designate a portion (specified annually by the Board or the Compensation Committee) of their cash bonus to be contributed to the ERP.

     The funds contributed by the Company or Participants are held in a grantor trust established by the Company. Unless the administrative committee determines that the amounts contributed to the ERP on behalf of a Participant ("Plan Benefits") are payable earlier, in general a Participant receives his ERP Plan Benefits one year after his retirement or termination of employment.

     Stock Purchase Plan. Each eligible full-time employee of the Company, including the Named Executive Officers, may participate in the Company's employee stock purchase plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, participating employees may elect to authorize the Company to withhold a maximum of 8% of the participating employee's salary, which amounts will be held in the participating employee's account and used to purchase Common Stock on a semi-annual basis at a price equal to a designated percentage from 85% to 100% of the average closing sale price for Common Stock as reported on the Composite Transactions Tape of the New York Stock Exchange, on either the offer date or the purchase date, whichever price is lower.

     Equity Incentive Plan. The Company's Equity Incentive Plan is designed to attract and retain qualified officers and other key employees of the Company. The Equity Incentive Plan authorizes the grant of options to purchase shares of Common Stock, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units. The Compensation Committee administers the Equity Incentive Plan and determines to whom awards under the plan are to be granted and the terms and conditions of such awards, including the number of shares and the period of exercisability thereof. Officers, including officers who are members of the Board, and other key employees of and consultants to the Company and its subsidiaries may be selected by the Compensation Committee to receive benefits under the Equity Incentive Plan.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

     Each of the Named Executive Officers is a party to an employment agreement with the Company. Pursuant to the employment agreements, in the event that the Named Executive Officer party thereto is terminated by the Company without cause (as defined), the Named Executive Officer is entitled to the greater of (i) the Named Executive Officer's salary and bonus for the prior fiscal year or (ii) the monthly payments which the Named Executive Officer is entitled to under the executive's employment agreement for the remainder of the term of the agreement, plus the continuation of health and other welfare benefits for the greater of one year or the remainder of the term of the agreement. Each of the employment agreements with the Named Executive Officers has a term that ends on April 30, 1999, but will automatically be renewed for successive one-year terms until either party gives notice to the other of his or its intention to terminate the agreement. In addition, each of the Named Executive Officers is a party to a change-in-control agreement that provides for the payment of such severance benefits and the provision of such health and other benefits if the Named Executive Officer's employment is terminated by the Company, or by the executive, following a change in control (as defined), except that the severance benefits payable thereunder are based upon three times the highest salary and bonus that the executive received during any of the three years preceding the year in which the change in control occurred and are reduced dollar-for-dollar for salary and bonus payments made by the Company during any period of continuation of employment following the change in control. In addition, the amounts payable under the change-in-control agreements are increased to compensate the Named Executive Officer for any excise tax payable by the Company pursuant to Section 280G of the Internal Revenue Code of 1986, as amended. The Named Executive Officers are not obligated under the employment agreements or the change-in-control agreements to mitigate damages by seeking alternative employment; however, the Company's obligations to provide health and other welfare benefits thereunder terminates if the Named Executive Officer obtains other full-time employment within three years of such termination. Each Named Executive Officer's employment agreement will terminate without further action immediately prior to the payment of any severance benefits under the Named Executive Officer's change-in-control agreement. The employment agreements and the change-in-control agreements include provisions prohibiting the Named Executive Officers from engaging in any competitive activity (as defined) for two years after termination of employment and providing for the payment of legal fees and expenses incurred in enforcing or defending such agreements. The Merger Agreement provides that, prior to the effective time of the Merger, the change-in-control and employment agreements will be amended to reduce the term of the non-competition covenants applicable to the Named Executive Officers following the Merger to a period of 60 or 90 days to one year, depending on, among other things, the executive's willingness to provide consulting services to the Comapny for not less than 60 days following the termination of his employment.

     For tax planning purposes, the Company made advances to certain executives in 1997 of the severance amounts that would be due to them under their change-in-control agreements upon consummation of the Merger. These executives have agreed to repay the net after-tax amounts (including tax benefits to the executives) of such payments to the Company if the Merger does not occur.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee was formed in June 1996 and currently is composed of R. Michael McCullough (Chairman) and Steven J. Smith. Prior thereto, decisions regarding the compensation of officers were made by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 9, 1998 by (i) each person known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director and Named Executive Officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless indicated otherwise, the address for each of the persons named in the table is Foster Plaza Ten, 680 Andersen Drive, Pittsburgh, Pennsylvania 15220. For purposes of the table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date.

                                                               NUMBER OF         PERCENTAGE OF
                                                              SHARES OWNED       SHARES OWNED
                                                              ------------       -------------
Milton Fine (1).............................................    6,207,230            17.5%
Fine Entities (2)...........................................   12,771,530            36.0
David J. Fine (3)...........................................    6,571,800            18.5
Blackstone Group (4)........................................    2,528,571             7.1
W. Thomas Parrington, Jr. (5)...............................      303,660               *
J. William Richardson (6)...................................      170,403               *
Robert L. Froman............................................      174,072               *
Thomas D. Reese (7).........................................       10,000               *
R. Michael McCullough (8)...................................       10,000               *
Thomas J. Saylak............................................           --              --
Steven J. Smith.............................................        4,300               *
Jennison Associates Capital Corporation (9).................    2,711,900             7.6
The Prudential Insurance Company of America (10)............    2,715,215             7.7
All directors and executive officers as a group (10 persons)
  (7).......................................................   13,551,919            38.5

---------

  *  Less than 1%.

 (1) Includes 5,000 shares owned by Milton Fine's wife, 2,500 shares owned by Milton Fine's wife in trust for her children and 6,199,730 of the 12,771,530 shares beneficially owned by the Fine Entities as to which Milton Fine is trustee. Milton Fine disclaims beneficial ownership of all of such shares.

 (2) The "Fine Entities" are comprised of six trusts: Milton Fine is the trustee of two of the trusts and David J. Fine is the trustee of four of the trusts.

 (3) David J. Fine may be deemed to beneficially own 6,571,800 of the 12,771,530 shares beneficially owned by the Fine Entities as to which David J. Fine is trustee. David J. Fine disclaims beneficial ownership of such shares.

 (4) As reported in a Schedule 13D filed with the SEC on July 3, 1996. The Blackstone Group's address is 345 Park Avenue, New York, New York 10154.

 (5) Includes 3,000 shares owned by Mr. Parrington's daughters. Mr. Parrington disclaims beneficial ownership of such shares.

 (6) Includes 500 shares owned by Mr. Richardson's daughters. Mr. Richardson disclaims beneficial ownership of such shares.

 (7) Includes 6,667 shares that are subject to certain risks of forfeiture under the Equity Incentive Plan.

 (8) All of the shares shown in the table to be beneficially owned by Mr. McCullough are owned by Mr. McCullough's wife. Mr. McCullough disclaims beneficial ownership of such shares.

 (9) As reported in a Schedule 13G filed with the SEC on February 12, 1998. The address of Jennison Associates Capital Corporation is 466 Lexington Avenue, New York, New York 10017.

(10) As reported in a Schedule 13G filed with the SEC on February 9, 1998. The address of The Prudential Insurance Company of America is 751 Broad Street, Newark, New Jersey 07102-3777.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Fine Family Shareholders. During 1997, the Company earned revenues in the aggregate amount of $3.9 million for management services provided to 11 hotels in which the Fine Family Shareholders had an ownership interest. Accounts receivable of $0.3 million was due from these hotels at December 31, 1997.

     In October 1997, the Company entered into a note receivable with Mr. Fine that permits up to $1 million of borrowings. The note receivable bears interest at 6.3%. Semi-annual interest-only payments are due until it matures in December 2002, at which time all unpaid interest and principal is due. At December 31, 1997, there was approximately $0.4 million outstanding on the note receivable.

     Certain of the Fine Family Shareholders owned minority interests in 11 hotels at certain times during 1997 that were managed or leased but not owned by the Company during the entire year. Except for one management agreement pursuant to which the Company waived its management fee for a period ending no later than November 30, 1998, the Company believes that the terms under which these hotels are managed or leased are at least as favorable to the Company as those it could have obtained from unaffiliated persons. The Fine Family Shareholders have granted to the Company a right of first offer and a right of first refusal in connection with any proposed transfer of their interests (subject to certain permitted transfers) in these hotels in consideration of the Company's agreeing to continue to provide at no cost to the Fine Family Shareholders certain accounting and administrative services of the type which the Company is currently providing to the Fine Family Shareholders in connection therewith.

     Transactions with Officers and Directors. The Company has made loans from time to time to its senior executives, including each of the Named Executive Officers other than Milton Fine. The maximum amount of such loans to any such executive was $2,000,000 during 1997. Except for the loans to Messrs. Parrington and Richardson, such loans are payable upon demand and, in general, do not bear interest until such demand is made. See "--Compensation Plans and Arrangements--Executive Loans" for a description of loans from the Company to Messrs. Parrington and Richardson. The loans made to Messrs. Parrington and Richardson are forgiven over time provided certain conditions are satisfied.

     On December 31, 1997, the Company made advances to certain officers under their change-in-control agreements. See "--Employment and Change-in-Control Agreements" for a description of these advances from the Company.

     In March 1997, the Company acquired a 50% equity interest in a joint venture (the "JV") that owned a full-service upscale hotel. The total purchase price, including closing costs, was approximately $27.8 million. Prior to the acquisition by the Company, the Fine Family Shareholders beneficially owned a 0.25% general partnership interest and a 24.75% limited partnership interest in the JV that owned the hotel.

     In May 1997, the Company acquired substantially all of the equity interests in a general partnership (the "GP") that owned a full-service upscale hotel. The total purchase price, including estimated capital expenditures for anticipated renovations and closing costs, was approximately $34.1 million. Prior to the acquisition by the Company, the Fine Family Shareholders beneficially owned a 23.0% general partnership interest, and Messrs. Parrington and Froman together beneficially owned a 1.5% general partnership interest in the entity that owned the hotel. Giving effect to the acquisition, the Fine Family Shareholders beneficially own a 2.20% limited partnership interest in the GP.

     In August 1997, the Company acquired substantially all of the equity interests in a limited partnership (the "LP") that owned three full-service upscale hotels. The total purchase price, including estimated capital expenditures for anticipated renovations and closing costs, was approximately $98.8 million. Prior to the acquisition by the Company, Mr. Fine beneficially owned a 1.1% general partnership interest and a 17% limited partnership interest, and Messrs. Parrington and Froman together beneficially owned a 1.2% limited partnership interest, in the entity that owned the three hotels. Giving effect to the acquisition, Messrs. Fine, Parrington and Froman together beneficially own a 0.62% limited partnership interest in the LP.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

     Based solely on a review of copies of reports furnished to the Company and written representations signed by all directors and executive officers that no other reports were required with respect to their beneficial ownership of Common Stock during 1997, the Company believes that the directors and executive officers and all beneficial owners of more than 10% of the Common Stock outstanding complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to their beneficial ownership of Common Stock during 1997 except that a Form 5 for Mr. McCullough was filed six business days late.

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

        3. Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   2.1        Agreement and Plan of Merger, dated as of December 2, 1997, among the Company, Patriot American Hospitality, Inc.
              ("Patriot") and Wyndham International, Inc. (formerly
              Patriot American Hospitality Operating Company) ("Wyndham")
              (previously filed as Exhibit 2.1 to Patriot's and Wyndham's
              Registration Statement on Form S-4, as amended (Registration
              No. 333-44203), and incorporated herein by reference)
   3.1        Amended and Restated Articles of Incorporation of the
              Company(1)
   3.2        Amended and Restated Bylaws of the Company(1)
   4.1        Specimen Common Stock Certificate(2)
   4.2(a)     Credit Agreement, dated as of June 25, 1996, among
              Interstate Hotels Corporation, Credit Lyonnais and the other parties signatory thereto(1)
   4.2(b)     First Amendment to Credit Agreement, dated as of October 21,
              1996, among Interstate Hotels Corporation, Credit Lyonnais and the other parties signatory thereto(2)
   4.2(c)     Amended and Restated Credit Agreement, dated as of May 28,
              1997, among Interstate Hotels Corporation, Credit Lyonnais and other parties signatory thereto
  10.1        Agreement of Purchase and Sale, dated as of March 29, 1996, among the Sellers named therein and IHC Member
              Corporation(3)
  10.2        Contribution Agreement, dated as of March 29, 1996, among
              Interstate Hotels Corporation and the other persons
              signatory thereto(3)
  10.3        Stockholders Agreement, dated as of June 25, 1996, among the
              Company, Blackstone Real Estate Advisors L.P. and the
              shareholders named therein(1)
  10.4        Registration Rights Agreement, dated as of June 25, 1996,
              among the Company and the shareholders named therein(1)
  10.5        Master Agreement, dated as of April 1, 1996, among Host
              Funding, Inc., Crossroads Hospitality Tenant Company, L.L.C.
              and Crossroads Hospitality Company, L.L.C.(3)
  10.6        Interstate Hotels Company Executive Retirement Plan(3)
  10.7        Interstate Hotels Company 1996 Equity Incentive Plan(3)
  10.8        Interstate Hotels Company Employee Stock Purchase Plan, as
              amended through January 1, 1997 (previously filed as Exhibit
              99.1 to the Company's Registration Statement on Form S-8
              (Registration No. 333-19307), and incorporated herein by
              reference)
  10.9        Interstate Hotels Company Management Bonus Plan(3)
  10.10       Interstate Hotels Company Stock Option Plan for Non-Employee
              Directors(3)
  10.11(a)    Employment Agreement between the Company and Milton Fine(3)
  10.11(b)    Employment Agreement between the Company and W. Thomas
              Parrington, Jr.(3)
  10.11(c)    Employment Agreement between the Company and J. William
              Richardson(3)
  10.11(d)    Employment Agreement between the Company and Robert L.
              Froman(3)
  10.11(e)    Employment Agreement between the Company and Marvin I.
              Droz(3)
  10.11(f)    Employment Agreement between the Company and Thomas D.
              Reese(2)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.12       Form of Severance Agreement between the Company and each of
              Milton Fine, W. Thomas Parrington, Jr., J. William
              Richardson, Robert L. Froman and Marvin I. Droz(3)
  10.13(a)    Form of Indemnification Agreement between the Company and
              each of its directors(3)
  10.13(b)    Amendment to Indemnification Agreement, dated as of December
              2, 1997, between the Company and Milton Fine
  10.14(a)    Interstate Hotels Company Supplemental Deferred Compensation
              Plan(3)
  10.14(b)    Deferred Compensation Agreement between the Company and W.
              Thomas Parrington, Jr.(3)
  10.14(c)    Deferred Compensation Agreement between the Company and J.
              William Richardson(3)
  10.15(a)    Contribution Agreement, dated as of October 4, 1996, as
              amended, among Trust Leasing, Inc., Trust Management, Inc.,
              Phillip H. McNeill, Sr., Crossroads/Memphis Company, L.L.C.
              and Crossroads/Memphis Partnership, L.P.(2)
  10.15(b)    Master Agreement, dated as of November 4, 1996, as amended, among Equity Inns Partnership, L.P., Interstate Hotels
              Corporation, Equity Inns, Inc., Crossroads/Memphis
              Partnership, L.P. and Crossroads Future Company, L.L.C.(2)
  10.16(a)    Contribution Agreement, dated as of December 19, 1996, among
              Casa Marina Ltd., Casa Marina Realty Corporation, Interstone
              Partners I, L.P. and Casa Marina Realty Partnership, L.P.(4)
  10.16(b)    Contribution Agreement and Agreement to Assign Partnership
              Interests and Enter into First Amended and Restated Limited
              Partnership Agreement, dated as of December 19, 1996, among
              IHC Reach Corporation, Reach Resort Investment Corporation,
              Interstone Partners I, L.P. and The Key West Reach Limited
              Partnership(4)
  10.17(a)    Plan and Agreement of Merger, dated as of August 28, 1997, by and between IHP Holdings Partnership, L.P. and Interstate
              Hotels Partners, L.P.(5)
  10.17(b)    Form of Purchase and Sale Agreement and Assignment of
              Limited Partnership Interest, dated as of August 28, 1997, by and between IHP Investment Company, L.L.C. and eight (8)
              separate limited partners(5)
  10.17(c)    Purchase and Sale Agreement and Assignment of Limited
              Partnership Interest, dated as of August 28, 1997, by and
              between IHP Investment Company, L.L.C. and SB/Interstate
              General Partnership(5)
  21.1        List of Subsidiaries of the Company
  23.1        Consent of Coopers & Lybrand L.L.P.
  24.1        Powers of Attorney executed by the Company, David J. Fine,
              Milton Fine, R. Michael McCullough, W. Thomas Parrington,
              Jr., J. William Richardson, Thomas J. Saylak and Steven J.
              Smith
  27.1        Financial Data Schedule

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

(4) Filed previously as an exhibit to the Company's Current Report on Form 8-K dated December 27, 1996 and incorporated herein by reference.

(5) Filed previously as an exhibit to the Company's Current Report on Form 8-K dated August 28, 1997 and incorporated herein by reference.

     (b) Reports on Form 8-K

           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, in the Commonwealth of Pennsylvania, on March 30, 1998.

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

                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----

                      *                           President, Chief Executive Officer      March 30, 1998
---------------------------------------------                and Director
          W. Thomas Parrington, Jr.                  (principal executive officer)

          /s/ J. WILLIAM RICHARDSON                  Executive Vice President and         March 30, 1998
---------------------------------------------           Chief Financial Officer
            J. William Richardson                 (principal financial and accounting
                                                               officer)

                      *                                        Director                   March 30, 1998
---------------------------------------------
                 Milton Fine

                      *                                        Director                   March 30, 1998
---------------------------------------------
                David J. Fine

                      *                                        Director                   March 30, 1998
---------------------------------------------
            R. Michael McCullough

                      *                                        Director                   March 30, 1998
---------------------------------------------
              Thomas J. Saylak

                      *                                        Director                   March 30, 1998
---------------------------------------------
               Steven J. Smith

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

                                        By:    /s/ J. WILLIAM RICHARDSON
                                           -------------------------------------
                                                   J. William Richardson
                                                     Attorney-in-Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Interstate Hotels Company:

We have audited the accompanying consolidated balance sheets of Interstate Hotels Company (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1997, and the consolidated results of its operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                    /S/ COOPERS & LYBRAND L.L.P.

600 Grant Street
Pittsburgh, Pennsylvania
February 11, 1998, except
  for Note 21, as to which the
  date is March 1, 1998,
  and except for Note 3, as
  to which the date is
  March 30, 1998

                           INTERSTATE HOTELS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1997
                                                              --------    ----------
Current assets:
  Cash and cash equivalents.................................  $ 32,323    $   31,988
  Accounts receivable, net..................................    21,556        40,827
  Stock subscription receivable, net........................    14,286            --
  Deferred income taxes.....................................     1,649         2,104
  Prepaid expenses and other assets.........................    11,961        13,837
                                                              --------    ----------
          Total current assets..............................    81,775        88,756
Restricted cash.............................................    15,995         3,823
Property and equipment, net.................................   709,151     1,153,911
Investments in hotel real estate............................     5,605        41,297
Officers and employees notes receivable.....................     4,643        12,157
Intangible and other assets.................................    66,592        73,519
                                                              --------    ----------
               Total assets.................................  $883,761    $1,373,463
                                                              ========    ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable--trade...................................    12,152        16,015
  Accounts payable--health trust............................     2,440            90
  Accrued payroll and related benefits......................    15,072        21,861
  Other accrued liabilities.................................    23,926        40,730
  Current portion of long-term debt.........................    11,767        53,001
                                                              --------    ----------
          Total current liabilities.........................    65,357       131,697
Long-term debt..............................................   396,044       747,123
Deferred income taxes.......................................     4,081        19,376
Other liabilities...........................................     1,213         1,715
                                                              --------    ----------
          Total liabilities.................................   466,695       899,911
                                                              --------    ----------
Minority interests..........................................     7,768        17,177
Commitments and contingencies...............................        --            --
                                                              --------    ----------
Shareholders' equity:
  Preferred stock, $.01 par value; 25,000 shares authorized;
     no shares outstanding..................................        --            --
  Common stock, $.01 par value; 75,000 shares authorized;
     35,425 shares issued and outstanding as of December 31,
     1997...................................................       352           354
  Paid-in capital...........................................   407,784       411,808
  Retained earnings.........................................     1,432        45,018
  Unearned compensation.....................................      (270)         (805)
                                                              --------    ----------
          Total shareholders' equity........................   409,298       456,375
                                                              --------    ----------
               Total liabilities and shareholders' equity...  $883,761    $1,373,463
                                                              ========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1995        1996        1997
                                                              -------    --------    --------
Lodging revenues:
  Rooms.....................................................  $    --    $ 89,930    $440,938
  Food and beverage.........................................       --      42,502     137,067
  Other departmental........................................       --       8,685      38,074
Management and related fees.................................   45,018      49,268      45,633
                                                              -------    --------    --------
                                                               45,018     190,385     661,712
                                                              -------    --------    --------
Lodging expenses:
  Rooms.....................................................       --      20,900     101,860
  Food and beverage.........................................       --      31,033     100,585
  Other departmental........................................       --       3,936      16,602
  Property costs............................................       --      41,707     175,202
General and administrative..................................    9,811      10,912      15,322
Payroll and related benefits................................   15,469      17,529      21,265
Non-cash compensation.......................................       --      11,896          --
Lease expense...............................................       --       3,477      73,283
Depreciation and amortization...............................    4,201      14,862      40,561
                                                              -------    --------    --------
                                                               29,481     156,252     544,680
                                                              -------    --------    --------
       Operating income.....................................   15,537      34,133     117,032
Other income (expense):
  Interest, net.............................................       99     (12,421)    (44,255)
  Other, net................................................      203        (270)     (2,447)
                                                              -------    --------    --------
       Income before income tax expense.....................   15,839      21,442      70,330
Income tax expense..........................................       --      15,325      26,744
                                                              -------    --------    --------
       Income before extraordinary items....................   15,839       6,117      43,586
Extraordinary loss from early extinguishment of debt, net of
  tax benefit of $3,997.....................................       --       7,733          --
                                                              -------    --------    --------
       Net income (loss)....................................  $15,839    $ (1,616)   $ 43,586
                                                              =======    ========    ========
Basic earnings per common share (Note 18)...................                         $   1.23
                                                                                     ========
Diluted earnings per common share (Note 18).................                         $   1.22
                                                                                     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)
                                   ---------

                                                                  RETAINED                                RECEIVABLE
                                              COMMON   PAID-IN    (DEFICIT)     UNEARNED     PARTNERS'       FROM
                                              STOCK    CAPITAL    EARNINGS    COMPENSATION    CAPITAL    SHAREHOLDERS    TOTAL
                                              -----    -------    --------    ------------    -------    ------------    -----
Balance at December 31, 1994...............    $ 42    $ 17,880   $   (739)     $    --       $ 3,878      $(2,203)     $ 18,858
  Effect of reorganization.................     (42)      4,520         --           --        (4,478)          --            --
  Assumption of liability by principal
    shareholder............................      --       1,220         --           --            --           --         1,220
  Common stock of new entities and capital
    contributions..........................       3          --         --           --           600           --           603
  Stock options granted....................      --       3,263         --       (3,263)           --           --            --
  Assumption of shareholders' liability....      --          --    (12,995)          --            --           --       (12,995)
  Net decrease in receivable from
    shareholders...........................      --          --         --           --            --          573           573
  Distributions paid.......................      --          --    (14,842)          --            --           --       (14,842)
  Net income...............................      --          --     15,839           --            --           --        15,839
                                               ----    --------   --------      -------       -------      -------      --------
Balance at December 31, 1995...............       3      26,883    (12,737)      (3,263)           --       (1,630)        9,256
  Cancellation of stock options issued in
    1995...................................      --      (3,263)        --        3,263            --           --            --
  Issuance of stock........................       8      12,154         --         (379)           --           --        11,783
  Unearned compensation recognized.........      --          --         --          109            --           --           109
  Net decrease in receivable from
    shareholders...........................      --          --         --           --            --        1,630         1,630
  Dividends and capital distributions......      --     (30,000)    (8,423)          --            --           --       (38,423)
  Contribution of IHC's net assets for
    Common Stock...........................     125     (24,333)    24,208           --            --           --            --
  Issuance of Common Stock, net............     186     357,287         --           --            --           --       357,473
  Stock subscription receivable, net.......       6      14,280         --           --            --           --        14,286
  Issuance of Common Stock for
    acquisitions...........................      24      54,776         --           --            --           --        54,800
  Net loss.................................      --          --     (1,616)          --            --           --        (1,616)
                                               ----    --------   --------      -------       -------      -------      --------
Balance at December 31, 1996...............     352     407,784      1,432         (270)           --           --       409,298
  Issuance of stock, net of cancellation...       1         566         --         (567)           --           --            --
  Unearned compensation recognized.........      --          --         --           32            --           --            32
  Issuance of Common Stock.................       1       3,129         --           --            --           --         3,130
  Options exercised........................      --         329         --           --            --           --           329
  Net income...............................      --          --     43,586           --            --           --        43,586
                                               ----    --------   --------      -------       -------      -------      --------
Balance at December 31, 1997...............    $354    $411,808   $ 45,018      $  (805)      $    --      $    --      $456,375
                                               ====    ========   ========      =======       =======      =======      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   ---------

                                                                        YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                  1995           1996            1997
                                                                --------       ---------       ---------
Cash flows from operating activities:
  Net income (loss)......................................       $ 15,839       $  (1,616)      $  43,586
  Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
    Depreciation and amortization........................          4,201          14,862          40,561
    Minority interests' share of equity (loss) income
       from investments in hotel real estate.............            (10)            503           3,964
    Non-cash compensation................................             --          11,896              --
    Deferred income taxes................................             --           6,671          14,840
    Write-off of deferred financing fees.................             --           6,169              --
    Other................................................           (299)           (231)           (750)
  Cash (used) provided by assets and liabilities:
    Accounts receivable, net.............................         (2,377)          1,280         (19,271)
    Prepaid expenses and other assets....................           (257)        (11,289)         (1,861)
    Accounts payable.....................................          4,775           2,953           1,513
    Accrued liabilities..................................          3,456          10,073          23,593
                                                                --------       ---------       ---------
       Net cash provided by operating activities.........         25,328          41,271         106,175
                                                                --------       ---------       ---------
Cash flows from investing activities:
  Change in restricted cash..............................           (811)        (13,899)        (48,177)
  Acquisitions of hotels, net of cash received...........             --        (417,601)       (358,291)
  Purchase of property and equipment, net................           (438)        (16,253)        (63,542)
  Restricted funds used to purchase property and
    equipment............................................             --          10,383          60,349
  Investments in hotel real estate.......................        (13,038)         (5,605)        (35,143)
  Change in notes receivable, net........................         (7,686)         (3,424)         (7,514)
  Other..................................................           (885)         (3,015)         (8,062)
                                                                --------       ---------       ---------
       Net cash used in investing activities.............        (22,858)       (449,414)       (460,380)
                                                                --------       ---------       ---------
Cash flows from financing activities:
  Proceeds from long-term debt...........................         35,000         360,100         540,450
  Repayment of long-term debt............................        (15,265)       (247,939)       (206,223)
  Financing costs paid, net..............................         (2,088)        (14,997)         (3,547)
  Minority interests, net................................            882           6,896           5,445
  Proceeds from issuance of Common Stock, net............             --         357,473          17,745
  Capital contributions..................................            603              --              --
  Repayment of funds advanced to shareholders, net.......            573           1,630              --
  Repayment of notes payable to shareholders.............             --         (30,000)             --
  Dividends and capital distributions paid...............        (14,842)         (6,732)             --
                                                                --------       ---------       ---------
       Net cash provided by financing activities.........          4,863         426,431         353,870
                                                                --------       ---------       ---------
Net change in cash and cash equivalents..................          7,333          18,288            (335)
Cash and cash equivalents at beginning of period.........          6,702          14,035          32,323
                                                                --------       ---------       ---------
Cash and cash equivalents at end of period...............       $ 14,035       $  32,323       $  31,988
                                                                ========       =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------
1. ORGANIZATION AND BASIS OF PRESENTATION:

  Organization:

     Interstate Hotels Company (the Company) was formed in April 1996 in anticipation of an initial public offering of the Company's Common Stock in June 1996 (the IPO, see Note 4). As of December 31, 1997, the Company owned 23 hotels and had a controlling interest in 17 other hotels (collectively, the Owned Hotels). The Company has also entered into 79 long-term operating leases (the Leased Hotels) in connection with and since the acquisition of the management and leasing businesses affiliated with Equity Inns, Inc., a publicly traded real estate investment trust (Equity Inns REIT), in November 1996.

     The consolidated financial statements of the Company consist of the historical results of Interstate Hotels Corporation and Affiliates (IHC), the Company's predecessors, and the operations of the Owned Hotels from the respective dates of their acquisitions. The working capital and operating results of the Leased Hotels are also included in the Company's consolidated financial statements because the operating performance associated with such hotels is guaranteed by the Company. Prior to the IPO, the consolidated financial statements reflected only the historical operations of the predecessors.

     The Company provides management and other related services principally to owned, managed and leased hotels through its wholly owned subsidiaries. The Company provides these services to hotels located in 35 states, the District of Columbia, Canada, the Caribbean and Russia, with the largest concentration of hotels in the states of Florida and California. These hotels are operated under a number of franchise agreements, with the largest franchisors being Marriott International, Inc. and Promus Hotels, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and entities more than 50% owned. All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the proportionate share of the equity that is owned by third parties in entities controlled by the Company. The net income or loss of such entities is allocated to the minority interests based on their percentage ownership throughout the year and is included in other income (expense) in the consolidated statements of operations.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED
  Restricted Cash:

     The long-term debt agreements discussed in Note 8 and the franchise agreements referred to in Note 16 provide that cash from hotel operations be restricted for the future acquisition or replacement of property and equipment each year based on a percentage of gross hotel revenues. The requirements range from 3% to 6%. Capital restricted under applicable government insurance regulations is also included in restricted cash, and represents 20% of the annual insurance premiums written by the Company (see Note 14).

  Property and Equipment:

     Property and equipment are recorded at cost, which includes the allocated purchase price for hotel acquisitions, and are depreciated on the straight-line method over their estimated useful lives. Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments that significantly extend the useful life of existing property and equipment are capitalized and depreciated. The cost and related accumulated depreciation applicable to property no longer in service are eliminated from the accounts and any gain or loss thereon is included in operations.

  Investments in Hotel Real Estate:

     The Company accounts for investments in less than 50% but greater than 20% owned hotels in which it can exert significant influence under the equity method of accounting. All other investments are accounted for under the cost method. Investments in hotel real estate consist of two hotels accounted for under the equity method and five hotels accounted for under the cost method.

  Officers and Employees Notes Receivable:

     Officers and employees notes receivable consist principally of the severance payments discussed in Note 3 and notes from two executives. The notes from two executives bear interest, are fully recourse to the borrowers and are forgiven and expensed ratably, if certain conditions are met, until the notes mature in June 2006. The Company also makes loans from time to time to other employees, which are payable upon demand and generally do not bear interest until such demand is made. Certain notes may be forgiven and expensed provided certain conditions are satisfied. Officers and employees notes receivable also include a note with an officer and significant shareholder of the Company (see
Note 16).

  Intangible and Other Assets:

     Intangible and other assets consist of the amounts paid to obtain management and lease contracts, deferred financing fees and long-term notes receivable with managed hotels. Goodwill is also included in intangible and other assets, and represents the excess of the purchase price over the net assets of businesses acquired. Intangible and other assets, except for the long-term notes receivable, are amortized on the straight-line method over the life of the underlying contracts or estimated useful lives.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:

     The carrying values of long-lived assets, which include property and equipment and all intangible assets, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future net cash flows is less than book value.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED
  Deferred Income Taxes:

     Deferred income taxes are recorded using the liability method. Under this method, deferred tax assets and liabilities are provided for the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

  Revenue Recognition:

     Management and related fees are recognized when earned. The Owned Hotels and Leased Hotels recognize revenue from their rooms, food and beverage and other departments as earned on the close of each business day.

  Reimbursable Expenses:

     The Company is reimbursed for costs associated with providing insurance services, purchasing and renovation services, MIS support, centralized accounting, leasing, training and relocation programs to owned, managed and leased hotels. These revenues are included in management and related fees and the corresponding costs are included in general and administrative and payroll and related benefits in the consolidated statements of operations.

  Capitalized Interest:

     Costs related to the construction of new hotels or significant renovations to Owned Hotels include capitalized interest, which is amortized over the estimated useful lives of the underlying assets. The Company capitalized interest costs of approximately $2,300 in 1997.

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

  Recently Adopted Accounting Pronouncements:

     The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share" issued in February 1997. This statement requires the disclosure of basic and diluted earnings per share

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED and revises the method required to calculate these amounts. The adoption of this standard did not materially impact previously reported earnings per share amounts.

  New Accounting Pronouncements:

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The new standard requires that all public business enterprises report information about operating segments, as well as specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The new standard, which is effective for the fiscal year ending December 31, 1998, will not have a financial impact on the Company.

  Reclassifications:

     Certain amounts in previously issued financial statements have been reclassified to conform to the presentation adopted in the 1997 consolidated financial statements.

3. MERGER WITH PATRIOT AMERICAN HOSPITALITY:

     On December 2, 1997, the Company entered into an Agreement and Plan of Merger with Patriot American Hospitality, Inc. and Wyndham International, Inc. (formerly Patriot American Hospitality Operating Company) (collectively, Patriot), pursuant to which the Company will merge with and into Patriot, with Patriot being the survivor (the Merger). The Merger is contingent upon, among other customary conditions, the approval by the shareholders of the Company and Patriot, and is expected to be consummated in the second quarter of 1998. The Agreement and Plan of Merger provides for the payment by the terminating party, as the case may be, of a break-up fee of $50,000 if the Merger is terminated under certain circumstances.

     In connection with the Merger, certain change-in-control and other severance-related provisions will be triggered. For tax planning purposes, the Company made advances totaling $6,451 to certain executives in 1997 of the severance amounts that would be due to them under their change-in-control agreements upon consummation of the Merger. These executives have agreed to repay the net after-tax amounts (including tax benefits to the executives) of such payments to the Company if the Merger does not occur, and, as such, these amounts are included in officers and employees notes receivable on the consolidated balance sheet as of December 31, 1997. Patriot has agreed, in certain circumstances, to indemnify the Company for certain lost tax benefits resulting from these payments in the event that the Merger does not occur.

     On March 30, 1998, Marriott International, Inc. (Marriott) filed a lawsuit in the United States District Court for the District of Maryland seeking to enjoin the Merger until the Company complies with certain rights of notification and first refusal which Marriott alleges would be triggered by the Merger. There can be no assurance as to the outcome of this proceeding.

4. PUBLIC OFFERINGS:

  IPO:

     In June 1996, the Company completed an initial public offering of 12,448,350 shares of its Common Stock for net proceeds of $240,453. In connection with the IPO, Blackstone Real Estate Advisors, L.P. and certain of its affiliates (collectively, Blackstone) exercised an option to receive 2,133,333 shares of Common Stock of the Company for an exercise price of $23,300.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

4. PUBLIC OFFERINGS--CONTINUED
     In connection with the IPO, the Company acquired all of Blackstone's equity interests in 13 of the Owned Hotels for a cash purchase price of $124,400, and Blackstone contributed to the Company its equity interest in one Owned Hotel in consideration for $8,300 of Common Stock of the Company. Additionally, in connection with the IPO, the principal shareholders of IHC contributed to the Company all of the outstanding shares of common stock of IHC and their equity interests in these 14 Owned Hotels in exchange for Common Stock of the Company. The acquisition of Blackstone's equity interests has been accounted for using the purchase method of accounting, except that carryover basis was used for 9.3% of the acquired interests. The contributions of IHC's common stock and equity interests in hotels in exchange for Common Stock of the Company have been accounted for using carryover bases.

  Follow-on Offering:

     In December 1996, the Company completed a follow-on public offering of 4,000,000 shares of its Common Stock at a price of $25 per share (the Follow-on Offering). In January 1997, the underwriters purchased an additional 600,000 shares of Common Stock at $25 per share pursuant to over-allotment options. Net proceeds to the Company were $93,720 from the Follow-on Offering and $14,286 from the exercise of the over-allotment options. The Company recorded the exercise of the over-allotment options as stock subscription receivable, net of the underwriting discount, on the consolidated balance sheet as of December 31, 1996.

5. ACQUISITIONS:

     During 1997, the Company acquired 11 Owned Hotels and minority interests in five other hotels for a total acquisition price of approximately $423,141. Such acquisitions were accounted for using the purchase method of accounting. Five of the 11 Owned Hotels acquired in 1997 were purchased from entities partially owned by a significant shareholder (see Note 16). Additionally, the Company opened two Owned Hotels that were developed for a total cost of approximately $15,343, as well as entered into long-term operating leases with Equity Inns REIT for 31 hotels.

     During 1996 and subsequent to the IPO and related transactions discussed in
Note 4, the Company acquired 13 Owned Hotels and minority interests in two other hotels for a total acquisition price of approximately $328,374. In November 1996, the Company acquired for 1,957,895 shares of Common Stock the management and leasing businesses affiliated with Equity Inns REIT, which resulted in goodwill of approximately $26,691. The businesses consisted of eight management contracts and 48 long-term lease contracts. The above acquisitions were accounted for using the purchase method of accounting. One of the 13 Owned Hotels acquired in 1996 was purchased from an entity partially owned by significant shareholders (see Note 16).

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

6. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following at December 31:

                                                                1996            1997
                                                              --------       ----------
Land........................................................  $ 95,192       $  138,621
Buildings and improvements (15 to 40 years).................   545,565          925,842
Furniture, fixtures and equipment (5 to 20 years)...........   112,808          183,709
Construction in progress....................................       669            4,403
                                                              --------       ----------
                                                               754,234        1,252,575
Less accumulated depreciation...............................    45,083           98,664
                                                              --------       ----------
                                                              $709,151       $1,153,911
                                                              ========       ==========

     Depreciation expense was approximately $467, $8,420 and $31,976 for the years ended December 31, 1995, 1996 and 1997, respectively.

7. INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets consisted of the following at December 31:

                                                               1996          1997
                                                              -------       -------
Management contracts (3 to 10 years)........................  $24,825       $ 8,048
Lease contracts (10 to 15 years)............................   22,600        24,866
Goodwill (25 years).........................................   21,691        22,191
Deferred financing fees (2 to 7 years)......................   14,862        18,705
Long-term notes receivable (Note 2).........................       --         5,335
Other.......................................................    4,477         6,891
                                                              -------       -------
                                                               88,455        86,036
Less accumulated amortization...............................   21,863        12,517
                                                              -------       -------
                                                              $66,592       $73,519
                                                              =======       =======

     Fully amortized management contracts of $17,757 related to transactions that occurred in 1989 were written off in 1997.

8. LONG-TERM DEBT:

     Long-term debt consisted of the following at December 31:

                                                                1996           1997
                                                              --------       --------
Term Loans and Revolving Credit Facility....................  $321,600       $637,600
CGL Loan....................................................    29,250         29,250
Owned Hotel Loans...........................................    56,420        132,604
Other.......................................................       541            670
                                                              --------       --------
                                                               407,811        800,124
Less current portion........................................    11,767         53,001
                                                              --------       --------
                                                              $396,044       $747,123
                                                              ========       ========

     In June 1996, the Company entered into a $195,000 Term Loan (Term A) and a $100,000 Revolving Credit Facility (collectively, the Credit Facilities). In October 1996, the Company amended the Credit

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

8. LONG-TERM DEBT--CONTINUED
Facilities by converting the borrowings outstanding under the Revolving Credit Facility to a $100,000 Term Loan (Term B) and increasing the Revolving Credit Facility capacity to $200,000. In May 1997, the Company further amended its Credit Facilities by converting the borrowings outstanding under the Revolving Credit Facility to a $135,000 Term Loan (Term C) and increasing the Revolving Credit Facility capacity to $350,000. The Term Loans are payable through June 2003 (Terms A and B) and June 2004 (Term C) in escalating quarterly installments and final balloon payments. The Revolving Credit Facility is payable in June 2003, and provides for borrowings under letters of credit, revolving loans for working capital and acquisition loans to be used to finance additional hotel acquisitions. As of December 31, 1997, the Company had approximately $128,000 available on the Revolving Credit Facility. The Credit Facilities include certain mandatory prepayment provisions.

     In June 1996, the Company purchased a subordinated participation interest in the $119,250 mortgage indebtedness of Interstone/CGL Partners, L.P., a majority-owned subsidiary of the Company (the CGL Loan). As of December 31, 1996 and 1997, on a consolidated basis, the Company had $29,250 outstanding on the CGL Loan. The CGL Loan requires no principal payments until the indebtedness matures in June 2003. All other terms of the CGL Loan, including interest and covenants, are identical to the Credit Facilities.

     Interest on Terms A and B and the Revolving Credit Facility is payable based on leveraged EBITDA ratio benchmarks. This effective rate was 8.00% at December 31, 1997. Interest on Term C and the CGL Loan is based on a fixed percentage of 2.25% and 2.00%, respectively, over a reserve-adjusted Eurodollar rate. The effective rates at December 31, 1997 were 8.25% and 7.85% on the Term C and the CGL Loan, respectively.

     In an effort to achieve its overall desired position of fixed and floating rates, the Company has entered into five interest rate hedge contracts (see Note
15). Four of the contracts are interest rate caps that limit LIBOR between 6.0% and 8.5% on notional amounts ranging from $30,000 to $225,900 and expire at varying times through August 2004. The Company also has an interest rate swap that provides for a fixed LIBOR rate of 5.8% on $72,000 of indebtedness through December 2000.

     A nonrefundable commitment fee equal to 3/8 of 1% of the unused portion of the Revolving Credit Facility is payable quarterly. Additionally, letter of credit fees equal to 2.25% of the outstanding letters of credit are payable quarterly.

     The Credit Facilities and the CGL Loan contain certain restrictive covenants, including several financial ratios and restrictions on the payment of dividends, among other things. At December 31, 1997, the Company was not in compliance with two covenants that related to certain lease expenditures and employee loans. The non-compliance has been subsequently waived by the lenders, and the Company currently anticipates meeting all covenants in the future. The Company has pledged substantially all of the assets of the Company and an interest in the rights to the cash flows of certain of the Owned Hotels as collateral for the Credit Facilities and the CGL Loan.

     In connection with seven Owned Hotel acquisitions, the Company incurred loans (the Owned Hotel Loans) totaling $132,604. During 1997, the Company refinanced one of the existing Owned Hotel loans in the amount of $31,000 which was due in January 1998. The maturity for this loan has been extended to December 1998. The Owned Hotel Loans are due in varying terms ranging from December 1998 through October 2005, some of which include certain mandatory prepayment provisions. Interest was payable at rates between 7.47% and 9.50% as of December 31, 1997. The Owned Hotel Loans are collateralized by the assets of the respective hotels in which the proceeds of each loan were used to acquire.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

8. LONG-TERM DEBT--CONTINUED
     Aggregate scheduled maturities of long-term debt for each of the five years ending December 31 and thereafter are as follows:

1998......................................................  $ 53,001
1999......................................................    33,328
2000......................................................    52,418
2001......................................................    60,006
2002......................................................   142,137
Thereafter................................................   459,234
                                                            --------
                                                            $800,124
                                                            ========

9. COMMITMENTS AND CONTINGENCIES:

     The Company provides financial guarantees to the owners of the Leased Hotels for certain minimum operating performance levels, which are annually increased by the consumer price index and expire through 2012. Presently, management does not expect to incur any claims against these lease guarantees. Minimum future lease payments are computed based on the base rent of each lease, as defined, and are as follows:

1998......................................................  $ 52,682
1999......................................................    52,682
2000......................................................    52,682
2001......................................................    52,682
2002......................................................    52,682
Thereafter................................................   423,421
                                                            --------
                                                            $686,831
                                                            ========

     The Company accounts for the leases of office space (the office leases expire at varying dates through 2003), certain furniture, fixtures and equipment (the equipment leases expire at varying dates through 2003) and land leases associated with four of the Owned Hotels (the land leases expire at varying dates through 2086) as operating leases. Total rent expense amounted to approximately $912, $2,922 and $4,458 for the years ended December 31, 1995, 1996 and 1997, respectively. The following is a schedule of future minimum lease payments under these leases:

1998.......................................................  $ 5,855
1999.......................................................    5,129
2000.......................................................    4,203
2001.......................................................    3,307
2002.......................................................    2,722
Thereafter.................................................   51,632
                                                             -------
                                                             $72,848
                                                             =======

     In the ordinary course of business, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company. Based on currently available facts, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

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

     The following represents the number of shares of Common Stock authorized for issuance under the Company's stock plans:

                                                                1996        1997
                                                              ---------   ---------
1996 Equity Incentive Plan and the Stock Option Plan for
  Non-Employee Directors....................................  2,500,000   2,500,000
Employee Stock Purchase Plan................................    500,000     500,000
Management Bonus Plan.......................................    250,000     250,000
                                                              ---------   ---------
                                                              3,250,000   3,250,000
                                                              =========   =========

     The 1996 Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors provide for options to be granted to eligible employees and directors to purchase shares of Common Stock. The option price is established at the grant date at a price not less than the current market value. The options generally vest over a three year period and expire after ten years. The Employee Stock Purchase Plan is designed to be a non-compensatory plan, whereby eligible employees may elect to withhold a maximum of 8% of their salary and use such amounts to purchase Common Stock. The Management Bonus Plan provides for bonuses to be paid to key executives of the Company based upon the achievement of specified goals of both the Company and the executive. Bonuses are based on a percentage of the individual's annual salary, and up to 20% of each executive's bonus, at the discretion of management, may be payable in the form of shares of Common Stock.

     The Company has elected to account for stock-based employee compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" rather than SFAS No. 123 "Accounting for Stock-Based Compensation." If compensation cost had been determined based on the fair value at the grant dates according to SFAS No. 123, the Company's net
(loss) income would have been changed to the pro forma amounts shown below:

                                                               1996          1997
                                                              -------       -------
Net (loss) income:
  As reported...............................................  $(1,616)      $43,586
  Pro forma.................................................   (2,781)       40,231
Basic earnings per common share:
  As reported...............................................       --          1.23
  Pro forma.................................................       --          1.14
Diluted earnings per common share:
  As reported...............................................       --          1.22
  Pro forma.................................................       --          1.13

     The effect on basic and diluted earnings per common share in 1996 is not meaningful and, therefore, has not been provided (see Note 18).

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

10. PREFERRED AND COMMON STOCK--CONTINUED
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                              1996       1997
                                                              ----       ----
Weighted average risk-free interest rate....................   6.3%       6.3%
Expected dividend yield.....................................    --         --
Expected volatility.........................................  30.3%      31.5%
Expected life (number of years).............................     3          3

     The transactions for stock options issued under the 1996 Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors were as follows:

                                                               WEIGHTED AVERAGED
                                                      -----------------------------------
                                          NUMBER OF    REMAINING       VALUE     EXERCISE      RANGE OF
                                           OPTIONS    LIFE (YEARS)   PER SHARE    PRICE     EXERCISE PRICE
                                          ---------       ---          -----      ------    -------------
Outstanding, December 31, 1995..........         --
Granted.................................  1,589,250                               $22.66    $21.00--$26.75
Exercised...............................         --                                   --         --
Canceled................................     12,500                               $21.00        $21.00
                                          ---------
Outstanding, December 31, 1996..........  1,576,750       9.6          $6.44      $22.66    $21.00--$26.75
Granted.................................     65,000                               $25.12    $24.13--$27.25
Exercised...............................     14,987                               $22.00    $21.00--$25.00
Canceled................................     44,255                               $24.06    $21.00--$25.00
                                          ---------
Outstanding, December 31, 1997..........  1,582,508       8.7          $6.47      $22.73    $21.00--$27.25
                                          =========
Exercisable, December 31, 1996..........         --
Exercisable, December 31, 1997..........    505,836       8.7                     $22.63
Shares reserved for future options as of
  December 31, 1997.....................    917,492

11. SUPPLEMENTAL INCOME STATEMENT INFORMATION:

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

     Prior to the IPO, the Company issued 785,533 shares of Common Stock to certain employees in consideration for the cancellation of the stock options issued by IHC in 1995. The shares were valued based on the estimated value of the Common Stock at the time the shares were issued. As a result of the cancellation of the stock options issued by IHC in 1995 and the issuance of the Common Stock at no cost to the recipients, the Company reversed the unamortized unearned compensation recorded by IHC in 1995 and recorded non-cash compensation expense of $11,896.

     In 1996, the Company recorded an extraordinary loss of $7,733, net of tax benefit of $3,997, as a result of the early extinguishment of certain debt. The extraordinary loss related principally to the payment of prepayment penalties and loan commitment fees and the write-off of deferred financing fees.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

12. INCOME TAXES:

     The provision for income taxes consisted of the following for the years ended December 31:

                                                           1996       1997
                                                          -------    -------
Current
  Federal...............................................  $ 4,153    $11,477
  State.................................................      504        427
                                                          -------    -------
                                                            4,657     11,904
                                                          -------    -------
Deferred:
  Federal:..............................................    6,223     13,638
  State.................................................      448      1,202
                                                          -------    -------
                                                            6,671     14,840
                                                          -------    -------
Income tax expense......................................   11,328     26,744
Income tax benefit from extraordinary loss..............    3,997         --
                                                          -------    -------
                                                          $15,325    $26,744
                                                          =======    =======

     A reconciliation of the Company's effective tax rate to the federal statutory rate for the years ended December 31 is as follows:

                                                              1996    1997
                                                              ----    ----
Federal statutory rate......................................   35%     35%
State taxes, net of federal benefit.........................    2       2
IHC loss as an S corporation................................   23      --
Conversion from S corporation to C corporation..............   50      --
Other.......................................................    7       1
                                                              ---     ---
Effective tax rate..........................................  117%     38%
                                                              ===     ===

     The components of net deferred tax assets and liabilities at December 31 consisted of the following:

                                                       1996                    1997
                                               --------------------    --------------------
                                               ASSETS   LIABILITIES    ASSETS   LIABILITIES
                                               ------     -------      ------     -------
Depreciation and amortization................  $   --     $10,809      $   --     $14,238
Minority interests...........................   7,298          --       1,966          --
Payroll and related benefits.................   1,588          --       3,150          --
Self-insured health trust....................     927          --          34          --
Leases.......................................      --          --          --       7,414
Other........................................      --       1,436          --         770
                                               ------     -------      ------     -------
                                               $9,813     $12,245      $5,150     $22,422
                                               ======     =======      ======     =======

     Prior to the IPO, the Company's predecessors were organized as S corporations, partnerships and limited liability companies for federal and state income tax purposes. Accordingly, the predecessors were not subject to income tax because all taxable income or loss of the predecessors was reported on the tax returns of their owners. As a result of the change in the Company's tax status to a C corporation concurrent with the IPO, the Company recorded income tax expense of $4,881 to establish deferred taxes existing as of the date of the change in tax status.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

13. SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest and income taxes consisted of:

                                                         1995       1996       1997
                                                        -------    -------    -------
Interest..............................................  $   507    $13,629    $44,633
Income taxes..........................................       --      7,710      9,618

     Non-cash investing and financing activities consisted of:

Assumption of liability by principal shareholder......    1,220         --         --
Assumption of shareholders' liability.................   12,295         --         --
Unearned compensation related to 1995 stock options...    3,263     (3,263)        --
Unearned compensation related to Common Stock.........       --        379        567
Notes payable issued to shareholders..................       --     30,000         --
Stock subscription receivable, net....................       --     14,286         --
Issuance of Common Stock for acquisitions.............       --     54,800         --
Assumption of long-term debt related to
  acquisitions........................................       --         --     58,086

14. INSURANCE:

     The Company provides certain insurance coverage to hotels under the terms of the various management and lease contracts. This insurance is generally arranged through third-party carriers. Northridge Insurance Company (Northridge), a subsidiary of the Company, reinsures a portion of the coverage from these third-party primary insurers. The policies provide for layers of coverage with minimum deductibles and annual aggregate limits. The policies are for coverage relating to innkeepers' losses (general/comprehensive liability), wrongful employment practices, garagekeeper's legal liability, replacement cost automobile losses and real and personal property insurance.

     The Company is liable for any deficiencies in the IHC Employee Health and Welfare Plan (and related Health Trust), which provides employees of the Company with group health insurance benefits. The Company has a financial indemnity liability policy with Northridge which indemnifies the Company for certain obligations for the deficiency in the related Health Trust. The premiums for this coverage received from the properties managed by the Company, net of intercompany amounts paid for employees at the Company's corporate offices and Owned and Leased Hotels, are recorded as direct premiums written. There was no deficiency in the related Health Trust as of December 31, 1997.

     All accounts of Northridge are classified with assets and liabilities of a similar nature in the consolidated balance sheets. The consolidated statements of operations include the insurance income earned and related insurance expenses incurred. The insurance income earned has been included in management and related fees in the consolidated statements of operations and is comprised of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1995      1996      1997
                                                           ------    ------    ------
Reinsurance premiums written.............................  $4,981    $4,848    $3,664
Direct premiums written..................................   2,477     2,032     2,221
Reinsurance premiums ceded...............................    (422)     (414)     (544)
Change in unearned premiums reserve......................     (62)      158       (55)
Loss sharing premiums....................................     698     1,101     1,687
                                                           ------    ------    ------
Insurance income.........................................  $7,672    $7,725    $6,973
                                                           ======    ======    ======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

15. FINANCIAL INSTRUMENTS:

     The carrying values and fair values of the Company's financial instruments at December 31 consisted of:

                                                   1996                      1997
                                            -------------------       -------------------
                                            CARRYING     FAIR         CARRYING     FAIR
                                             VALUE      VALUE          VALUE      VALUE
                                            --------   --------       --------   --------
Cash and cash equivalents.................  $ 32,323   $ 32,323       $ 31,988   $ 31,988
Restricted cash...........................    15,995     15,995          3,823      3,823
Investment in marketable securities.......       540        540            540        390
Non-current receivables...................     4,643      4,643         17,492     17,492
Interest rate caps........................     5,056      3,268          3,132        619
Interest rate swap........................        --        976             --        (32)
Long-term debt, including current
  portion.................................   407,811    406,835        790,498    790,530

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and cash equivalents and restricted cash:

     The carrying amounts approximate fair value because of the short maturity of these investments.

  Investment in marketable securities:

     The fair value of the investment in marketable securities is based on the quoted market price at December 31, 1997, and is included in investments in hotel real estate in the consolidated balance sheets.

  Non-current receivables:

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

  Long-term debt:

     The fair value of long-term debt is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The fair value of the notional amount of long-term debt hedged by the swap has been increased or reduced by the fair value of the swap.

16. FRANCHISE AGREEMENTS AND RELATED PARTY TRANSACTIONS:

  Franchise Agreements:

     The Owned Hotels and the Leased Hotels are generally operated under franchise agreements with various franchisors. The Owned Hotels are licensed under the following franchise names: Marriott (20),

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

16. FRANCHISE AGREEMENTS AND RELATED PARTY TRANSACTIONS--CONTINUED
Hilton (6), Radisson (4), Embassy Suites (3), Westin (2), Courtyard by Marriott
(2), Sheraton (1) and Holiday Inn (1). The Leased Hotels are licensed under the following franchise names: Hampton Inn (57), Residence Inn (9), Super 8 Motel
(6), Holiday Inn (5), Homewood Suites (5), Sleep Inn (4) and Comfort Inn (3). The terms of the franchise agreements range from three to 28 years and require ongoing fees principally based on a percentage of hotel room revenues and food and beverage revenues.

  Transactions with Significant Shareholders:

     Of the total revenues earned, approximately $7,886, $7,386 and $3,882 for the years ended December 31, 1995, 1996 and 1997, respectively, was earned from hotels in which Milton Fine, Chairman of the Board of Directors and a significant shareholder of the Company (herein referred to as Mr. Fine), has an ownership interest. Accounts receivable of approximately $302 and $314 at December 31, 1996 and 1997, respectively, was due from these hotels. The Company has waived the management fees for one of these hotels through November 1998.

     Five of the 11 Owned Hotels acquired during 1997 were purchased from entities in which Mr. Fine owned interests ranging from 5.3% to 25.0%. Mr. Fine retained interests ranging from 0.7% to 2.2% in four of the hotels, as well as gained a 1.0% interest in one other Owned Hotel that was acquired by the Company in 1997.

     In October 1997, the Company entered into a note receivable with Mr. Fine that permits up to $1,000 of borrowings. The note receivable bears interest at 6.3%. Semi-annual interest-only payments are due until it matures in December 2002, at which time all unpaid interest and principal is due. As of December 31, 1997, there was $405 outstanding on the note receivable.

     In 1996, the Company acquired a controlling interest in one hotel for $23,787, which includes $9,627 in loans to the previous owners. Significant shareholders of the Company previously owned a 50% interest in the hotel, one of which retained a 1.4% interest as a result of the acquisition. The $9,627 in loans incurred as a result of the acquisition includes a $2,733 note payable to Mr. Fine, which is included in the Owned Hotel Loans described in Note 8.

17. PREDECESSOR ENTITY EQUITY TRANSACTIONS:

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

     In March 1996, the Company made a capital distribution by issuing notes payable to the shareholders of IHC in the aggregate amount of $30,000. Such notes were repaid in June 1996 with the proceeds from the IPO.

18. EARNINGS PER SHARE:

     Prior to the consummation of the Company's IPO, the predecessors of the Company were organized as S corporations, partnerships and limited liability companies. Accordingly, the Company believes that the

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

18. EARNINGS PER SHARE--CONTINUED
earnings per share calculations required to be presented are not meaningful for periods prior to the IPO and, therefore, have not been provided.

     Basic earnings per common share was computed by dividing earnings by the average number of common shares outstanding. Diluted earnings per common share assumes the issuance of common stock for all potentially dilutive equivalents outstanding. The details of basic and diluted earnings per common share are as follows:

                                                                1997
                                                               -------
Net income..............................................       $43,586
                                                               -------
Weighted average number of common shares outstanding....        35,320
                                                               -------
Basic earnings per common share.........................       $  1.23
                                                               =======
Shares issuable upon exercise of dilutive outstanding
  stock options.........................................           396
                                                               -------
Weighted average number of diluted common shares
  outstanding...........................................        35,716
                                                               -------
Diluted earnings per common share.......................       $  1.22
                                                               =======

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 1997 and 1996:

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      --------   --------   --------   --------
FISCAL 1997:
Total revenues......................................  $129,856   $158,209   $181,524   $192,123
Operating income....................................    24,303     31,499     27,950     33,280
Net income..........................................    10,208     12,394      9,898     11,086
Basic earnings per common share.....................       .29        .35        .28        .31
Diluted earnings per common share...................       .29        .35        .28        .31
FISCAL 1996:
Total revenues......................................  $ 12,295   $ 15,946   $ 65,530   $ 96,614
Operating income (loss).............................     4,607     (5,775)    16,602     18,699
Income (loss) before
  extraordinary items...............................     4,236    (12,299)     7,366      6,814
Net income (loss)...................................     4,236    (19,942)     7,366      6,724
Basic earnings per common share.....................        --         --        .26        .22
Diluted earnings per common share...................        --         --        .26        .22

20. PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

     The following unaudited pro forma information is presented as if the transactions discussed in Notes 4, 5 and 8 had occurred on January 1, 1996. In management's opinion, all material pro forma adjustments necessary to reflect the effects of these transactions have been made. The pro forma information does not include earnings on the Company's pro forma cash and cash equivalents or certain one-time charges to income, and does not purport to present what the actual results of operations of the Company would have been

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------

20. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)--CONTINUED if the previously mentioned transactions had occurred on such date or to project the results of operations of the Company for any future period.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1996           1997
                                                              --------       --------
Total revenues..............................................  $717,734       $766,483
Operating income............................................   111,776        134,353
Net income..................................................    32,342         48,745
Pro forma basic earnings per common share...................       .91           1.38
Pro forma diluted earnings per common share.................       .90           1.36

21. SUBSEQUENT EVENTS:

     In January 1998, the Company acquired a controlling interest in one hotel for an acquisition price of approximately $32,000. A portion of this acquisition was purchased for $2,900 from an entity partially owned by a significant shareholder of the Company. This acquisition has not been included in the pro forma information in Note 20. In connection with this acquisition, the Company entered into a subordinated bridge debt facility (the Bridge Facility) that provides for up to $75,000 of additional borrowings. The Bridge Facility matures on the earlier of July 20, 1998 or the closing of the Merger discussed in Note
3. The Company borrowed $14,000 under the Bridge Facility to finance this acquisition.

     Effective March 1, 1998, the Company sold a 47.8% interest in three Owned Hotels to Host Marriott Corporation for $49,193. This acquisition has not been included in the pro forma information in Note 20.

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   2.1        Agreement and Plan of Merger, dated as of December 2, 1997, among the Company, Patriot American Hospitality, Inc.
              ("Patriot") and Wyndham International, Inc. (formerly
              Patriot American Hospitality Operating Company) ("Wyndham")
              (previously filed as Exhibit 2.1 to Patriot's and Wyndham's
              Registration Statement on Form S-4, as amended (Registration
              No. 333-44203), and incorporated herein by reference)
   3.1        Amended and Restated Articles of Incorporation of the
              Company(1)
   3.2        Amended and Restated Bylaws of the Company(1)
   4.1        Specimen Common Stock Certificate(2)
   4.2(a)     Credit Agreement, dated as of June 25, 1996, among
              Interstate Hotels Corporation, Credit Lyonnais and the other parties signatory thereto(1)
   4.2(b)     First Amendment to Credit Agreement, dated as of October 21,
              1996, among Interstate Hotels Corporation, Credit Lyonnais and the other parties signatory thereto(2)
   4.2(c)     Amended and Restated Credit Agreement, dated as of May 28,
              1997, among Interstate Hotels Corporation, Credit Lyonnais and other parties signatory thereto
  10.1        Agreement of Purchase and Sale, dated as of March 29, 1996, among the Sellers named therein and IHC Member
              Corporation(3)
  10.2        Contribution Agreement, dated as of March 29, 1996, among
              Interstate Hotels Corporation and the other persons
              signatory thereto(3)
  10.3        Stockholders Agreement, dated as of June 25, 1996, among the
              Company, Blackstone Real Estate Advisors L.P. and the
              shareholders named therein(1)
  10.4        Registration Rights Agreement, dated as of June 25, 1996,
              among the Company and the shareholders named therein(1)
  10.5        Master Agreement, dated as of April 1, 1996, among Host
              Funding, Inc., Crossroads Hospitality Tenant Company, L.L.C.
              and Crossroads Hospitality Company, L.L.C.(3)
  10.6        Interstate Hotels Company Executive Retirement Plan(3)
  10.7        Interstate Hotels Company 1996 Equity Incentive Plan(3)
  10.8        Interstate Hotels Company Employee Stock Purchase Plan, as
              amended through January 1, 1997 (previously filed as Exhibit
              99.1 to the Company's Registration Statement on Form S-8
              (Registration No. 333-19307), and incorporated herein by
              reference)
  10.9        Interstate Hotels Company Management Bonus Plan(3)
  10.10       Interstate Hotels Company Stock Option Plan for Non-Employee
              Directors(3)
  10.11(a)    Employment Agreement between the Company and Milton Fine(3)
  10.11(b)    Employment Agreement between the Company and W. Thomas
              Parrington, Jr.(3)
  10.11(c)    Employment Agreement between the Company and J. William
              Richardson(3)
  10.11(d)    Employment Agreement between the Company and Robert L.
              Froman(3)
  10.11(e)    Employment Agreement between the Company and Marvin I.
              Droz(3)
  10.11(f)    Employment Agreement between the Company and Thomas D.
              Reese(2)
  10.12       Form of Severance Agreement between the Company and each of
              Milton Fine, W. Thomas Parrington, Jr., J. William
              Richardson, Robert L. Froman and Marvin I. Droz(3)
  10.13(a)    Form of Indemnification Agreement between the Company and
              each of its directors(3)
  10.13(b)    Amendment to Indemnification Agreement, dated as of December
              2, 1997, between the Company and Milton Fine
  10.14(a)    Interstate Hotels Company Supplemental Deferred Compensation
              Plan(3)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.14(b)    Deferred Compensation Agreement between the Company and W.
              Thomas Parrington, Jr.(3)
  10.14(c)    Deferred Compensation Agreement between the Company and J.
              William Richardson(3)
  10.15(a)    Contribution Agreement, dated as of October 4, 1996, as
              amended, among Trust Leasing, Inc., Trust Management, Inc.,
              Phillip H. McNeill, Sr., Crossroads/Memphis Company, L.L.C.
              and Crossroads/Memphis Partnership, L.P.(2)
  10.15(b)    Master Agreement, dated as of November 4, 1996, as amended, among Equity Inns Partnership, L.P., Interstate Hotels
              Corporation, Equity Inns, Inc., Crossroads/Memphis
              Partnership, L.P. and Crossroads Future Company, L.L.C.(2)
  10.16(a)    Contribution Agreement, dated as of December 19, 1996, among
              Casa Marina Ltd., Casa Marina Realty Corporation, Interstone
              Partners I, L.P. and Casa Marina Realty Partnership, L.P.(4)
  10.16(b)    Contribution Agreement and Agreement to Assign Partnership
              Interests and Enter into First Amended and Restated Limited
              Partnership Agreement, dated as of December 19, 1996, among
              IHC Reach Corporation, Reach Resort Investment Corporation,
              Interstone Partners I, L.P. and The Key West Reach Limited
              Partnership(4)
  10.17(a)    Plan and Agreement of Merger, dated as of August 28, 1997, by and between IHP Holdings Partnership, L.P. and Interstate
              Hotels Partners, L.P.(5)
  10.17(b)    Form of Purchase and Sale Agreement and Assignment of
              Limited Partnership Interest, dated as of August 28, 1997, by and between IHP Investment Company, L.L.C. and eight (8)
              separate limited partners(5)
  10.17(c)    Purchase and Sale Agreement and Assignment of Limited
              Partnership Interest, dated as of August 28, 1997, by and
              between IHP Investment Company, L.L.C. and SB/Interstate
              General Partnership(5)
  21.1        List of Subsidiaries of the Company
  23.1        Consent of Coopers & Lybrand L.L.P.
  24.1        Powers of Attorney executed by the Company, David J. Fine,
              Milton Fine, R. Michael McCullough, W. Thomas Parrington,
              Jr., J. William Richardson, Thomas J. Saylak and Steven J.
              Smith
  27.1        Financial Data Schedule

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

(4) Filed previously as an exhibit to the Company's Current Report on Form 8-K dated December 27, 1996 and incorporated herein by reference.

(5) Filed previously as an exhibit to the Company's Current Report on Form 8-K dated August 28, 1997 and incorporated herein by reference.

     (b) Reports on Form 8-K

           None.