Form 10-Q
period 1998-03-31
INTERSTATE HOTELS CO
filed 1998-05-15
CIK 1012624

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

     The number of shares of the Company's Common Stock, par value $0.01 per share, outstanding at May 12, 1998 was 35,505,753.

================================================================================

                                     INDEX

                           INTERSTATE HOTELS COMPANY

                                                                         PAGE NO.
                                                                         --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)............................      2

           Consolidated Balance Sheets--December 31, 1997 and March 31,
           1998........................................................      2

           Consolidated Statements of Operations--Three Months Ended
           March 31, 1997 and March 31, 1998...........................      3

           Consolidated Statements of Cash Flows--Three Months Ended
           March 31, 1997 and March 31, 1998...........................      4

           Notes to Consolidated Financial Statements..................      5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      7

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................     10

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................     11

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                           INTERSTATE HOTELS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                             ---------------------

                                                                   DECEMBER 31,        MARCH 31,
                                                                       1997              1998
                                                                   ------------       -----------
                                                                       (A)            (UNAUDITED)
                                             ASSETS
Current assets:
  Cash and cash equivalents.................................        $   31,988        $   35,090
  Accounts receivable, net..................................            40,827            57,865
  Deferred income taxes.....................................             2,104             4,147
  Prepaid expenses and other assets.........................            13,837            15,337
                                                                    ----------        ----------
    Total current assets....................................            88,756           112,439
Restricted cash.............................................             3,823             7,395
Property and equipment, net.................................         1,153,911         1,201,291
Investments in hotel real estate............................            41,297            41,494
Officers and employees notes receivable.....................            12,157            11,687
Intangible and other assets.................................            73,519            72,664
                                                                    ----------        ----------
    Total assets............................................        $1,373,463        $1,446,970
                                                                    ==========        ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable--trade...................................            16,015            15,037
  Accounts payable--health trust............................                90             2,882
  Accrued payroll and related benefits......................            21,861            16,369
  Income taxes payable......................................                --             3,814
  Other accrued liabilities.................................            40,730            54,046
  Current portion of long-term debt.........................            53,001            89,061
                                                                    ----------        ----------
    Total current liabilities...............................           131,697           181,209
Long-term debt..............................................           747,123           706,657
Deferred income taxes.......................................            19,376            22,445
Other liabilities...........................................             1,715             1,711
                                                                    ----------        ----------
    Total liabilities.......................................           899,911           912,022
                                                                    ----------        ----------
Minority interests..........................................            17,177            67,600
                                                                    ----------        ----------
Shareholders' equity:
  Preferred stock, $.01 par value; 25,000 shares authorized;
    no shares outstanding...................................                --                --
  Common stock, $.01 par value; 75,000 shares authorized;
    35,504 shares issued and outstanding as of March 31,
    1998....................................................               354               355
  Paid-in capital...........................................           411,808           413,680
  Retained earnings.........................................            45,018            54,110
  Unearned compensation.....................................              (805)             (797)
                                                                    ----------        ----------
    Total shareholders' equity..............................           456,375           467,348
                                                                    ----------        ----------
    Total liabilities and shareholders' equity..............        $1,373,463        $1,446,970
                                                                    ==========        ==========

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

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                             ---------------------

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -----------------------
                                                                     1997           1998
                                                                   --------       --------
Lodging revenues:
  Rooms.....................................................       $ 85,217       $131,863
  Food and beverage.........................................         25,756         43,679
  Other departmental........................................          7,360         11,826
Management and related fees.................................         11,523          9,865
                                                                   --------       --------
                                                                    129,856        197,233
                                                                   --------       --------
Lodging expenses:
  Rooms.....................................................         19,136         29,890
  Food and beverage.........................................         20,150         31,688
  Other departmental........................................          3,133          5,085
  Property costs............................................         34,649         53,275
General and administrative..................................          2,788          4,889
Payroll and related benefits................................          4,741          6,549
Lease expense...............................................         12,568         18,771
Depreciation and amortization...............................          8,388         12,878
Merger-related expenses.....................................             --          2,744
                                                                   --------       --------
                                                                    105,553        165,769
                                                                   --------       --------
     Operating income.......................................         24,303         31,464
Other expense:
  Interest, net.............................................          7,355         15,276
  Other, net................................................            483            777
                                                                   --------       --------
     Income before income tax expense.......................         16,465         15,411
Income tax expense..........................................          6,257          6,319
                                                                   --------       --------
     Net income.............................................       $ 10,208       $  9,092
                                                                   ========       ========
Earnings per common share and common share equivalent:
  Basic.....................................................       $    .29       $    .26
                                                                   ========       ========
  Diluted...................................................       $    .29       $    .25
                                                                   ========       ========
Weighted average number of common shares and common share
  equivalents outstanding:
  Basic.....................................................         35,222         35,437
                                                                   ========       ========
  Diluted...................................................         35,612         36,028
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

                           INTERSTATE HOTELS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)
                             ---------------------

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ------------------------
                                                                     1997            1998
                                                                   ---------       --------
Cash flows from operating activities:
  Net income................................................       $  10,208       $  9,092
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................           8,388         12,878
     Minority interests' share of equity income from
      investments in hotel real estate......................             662          1,563
     Deferred income taxes..................................           1,908          1,026
     Other..................................................            (122)          (570)
  Cash (used) provided by assets and liabilities:
     Accounts receivable, net...............................         (20,475)       (17,038)
     Prepaid expenses and other assets......................           2,122         (1,558)
     Accounts payable.......................................             710          1,814
     Income taxes payable...................................           1,818          3,814
     Accrued liabilities....................................          11,700          7,824
                                                                   ---------       --------
       Net cash provided by operating activities............          16,919         18,845
                                                                   ---------       --------
Cash flows from investing activities:
  Change in restricted cash.................................         (12,416)       (22,894)
  Acquisition of hotels, net of cash received...............         (84,344)       (18,071)
  Purchase of property and equipment, net...................         (15,032)       (25,427)
  Restricted funds used to purchase property and
     equipment..............................................          21,598         19,322
  Investments in hotel real estate..........................          (6,417)           324
  Change in notes receivable, net...........................            (854)           470
  Other.....................................................          (3,812)          (364)
                                                                   ---------       --------
       Net cash used in investing activities................        (101,277)       (46,640)
                                                                   ---------       --------
Cash flows from financing activities:
  Proceeds from long-term debt..............................          75,500         66,500
  Repayment of long-term debt...............................          (6,948)       (85,475)
  Financing costs paid, net.................................            (334)          (861)
  Contributions from minority interests.....................           4,864         49,553
  Distributions to minority interests.......................          (1,907)          (693)
  Proceeds from issuance of Common Stock....................          16,090          1,873
                                                                   ---------       --------
       Net cash provided by financing activities............          87,265         30,897
                                                                   ---------       --------
Net increase in cash and cash equivalents...................           2,907          3,102
Cash and cash equivalents at beginning of period............          32,323         31,988
                                                                   ---------       --------
Cash and cash equivalents at end of period..................       $  35,230       $ 35,090
                                                                   =========       ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................       $   7,392       $ 16,142
  Cash paid for income taxes................................              74          1,299
Supplemental disclosure of noncash investing and financing
  activities:
  Assumption of long-term debt related to a hotel
     acquisition............................................       $  21,776       $ 14,569

   The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSTATE HOTELS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (UNAUDITED, DOLLARS IN THOUSANDS)
                             ---------------------

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Interstate Hotels Company (the "Company) was formed in April 1996 in anticipation of an initial public offering of the Company's Common Stock in June 1996. At March 31, 1998, the Company owned, managed, leased or performed related services for a portfolio of 214 hotels with a total of 43,447 rooms. The Company owned or had a controlling interest in 41 of these hotels with 11,928 rooms (the "Owned Hotels"). In addition, the Company had entered into long-term operating leases for 79 hotels with 9,490 rooms (the "Leased Hotels") in connection with and since the acquisition of the management and leasing businesses affiliated with Equity Inns, Inc., a publicly traded real estate investment trust, in November 1996.

     The consolidated financial statements of the Company consist of the historical results of Interstate Hotels Corporation and Affiliates, the Company's predecessors, and the operations of the Owned Hotels from their respective acquisition dates. The working capital and operating results of the Leased Hotels are also included in the Company's consolidated financial statements since their respective inception dates because the operating performance associated with such hotels is guaranteed by the Company.

     The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2. ACQUISITIONS:

     During the three months ended March 31, 1998, the Company acquired a 98.0% interest in one Owned Hotel with 348 rooms for a total acquisition price of $31,900 with closing costs of $800. The acquisition was accounted for using the purchase method of accounting. In addition, an unrelated third party acquired a 47.8% interest in a partnership which owns three Owned Hotels in exchange for a capital contribution of $49,200. These transactions have not been presented in pro forma financial information of the Company as the pro forma presentation of these transactions would not differ materially the historical financial statements presented herein.

3. MERGER WITH PATRIOT AMERICAN HOSPITALITY, INC.:

     On December 2, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Patriot American Hospitality, Inc. ("Patriot") and Wyndham International, Inc. (formerly Patriot American Hospitality Operating Company and, together with Patriot, the "Patriot Companies") pursuant to which the Company would be merged with and into Patriot, with Patriot being the surviving corporation (the "Merger"). Pursuant to the Merger Agreement, each share of Company Common Stock is to be converted, at the election of the holder thereof, into the right to receive $37.50 in cash or
1.341 paired shares of common stock of the Patriot Companies (subject to proration to ensure that generally 40% of the shares of Company Common

                       (UNAUDITED, DOLLARS IN THOUSANDS)

                             ---------------------

3. MERGER WITH PATRIOT AMERICAN HOSPITALITY, INC.--CONTINUED

Stock are converted into the right to receive cash and 60% of the shares of Company Common Stock are converted into the right to receive paired shares). The completion of the Merger is subject to various conditions.

     During the three months ended March 31, 1998, the Company incurred Merger-related expenses totaling $2,744. These expenses were incurred for legal and other professional fees, as well as other corporate expenditures, in connection with the proposed Merger. As a result of these expenses, a $761 income tax benefit was recorded during the three months ended March 31, 1998.

     On March 30, 1998, Marriott International, Inc. ("Marriott") filed a lawsuit in the United States District Court for the District of Maryland seeking to enjoin the Merger until the Company complies with certain rights of notification and first refusal which Marriott alleges would be triggered by the Merger. On May 4, 1998, an agreement in principle was reached with Marriott to settle the actions brought by Marriott.

     The agreement in principle is not a definitive settlement agreement and is not binding on any party. There can be no assurance that a definitive settlement will be reached, neither can any assurances be made regarding whether, or upon what terms, the Merger will be consummated.

4. SUBSEQUENT EVENT:

     In May 1998, the Company opened one limited-service hotel with 156 rooms that it had developed for a total cost of $12.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During the first quarter of 1998, the Company acquired a 98.0% interest in one Owned Hotel, the 348-room Harrisburg Marriott in Harrisburg, Pennsylvania, for a total acquisition cost, including closing costs, of $32.7 million. In addition, an unrelated third party acquired a 47.8% interest in a partnership which owns three Owned Hotels in exchange for a capital contribution of $49,200.

     At March 31, 1998, the Company owned, managed, leased or performed related services for a portfolio of 214 hotels with a total of 43,447 rooms. The Company owned or had a controlling interest in 41 of these hotels with 11,928 rooms, as compared to 30 hotels with 8,650 rooms at March 31, 1997, and had entered into long-term operating leases for 89 hotels with 10,258 rooms, compared to long-term operating leases for 65 hotels with 7,308 rooms at March 31, 1997.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Total revenues increased by $67.3 million, or 51.9%, from $129.9 million in the three months ended March 31, 1997 (the "1997 Three Months") to $197.2 million in the three months ended March 31, 1998 ("the 1998 Three Months"). The most significant portion of this increase related to lodging revenues, which consist of rooms, food and beverage and other departmental revenues. Lodging revenues increased by $69.1 million, or 58.3%, from $118.3 million in the 1997 Three Months to $187.4 million in the 1998 Three Months. This increase was due to the acquisitions of 11 Owned Hotels and the addition of 24 Leased Hotels since March 31, 1997.

     The average daily room rate ("ADR") for the Owned Hotels increased by 6.6%, from $113.44 during the 1997 Three Months to $120.93 during the 1998 Three Months, and the average occupancy rate remained constant at 70.3%. This resulted in an increase in room revenue per available room ("REVPAR") of 6.6% to $85.03 during the 1998 Three Months. Management and related fees decreased by $1.6 million, or 14.4%, from $11.5 million in the 1997 Three Months to $9.9 million in the 1998 Three Months primarily due to the Company's acquisitions of previously managed hotels, which resulted in the elimination of third-party management and related fees.

     Lodging expenses, which consist of rooms, food and beverage, property costs and other departmental expenses, increased by $42.8 million, or 55.6%, from $77.1 million in the 1997 Three Months to $119.9 million in the 1998 Three Months. This increase was due to the acquisitions of 11 Owned Hotels and the addition of 24 Leased Hotels since March 31, 1997. The operating margin of the Owned and Leased Hotels increased from 34.9% during the 1997 Three Months to 36.0% during the 1998 Three Months. This increase was attributed to the REVPAR growth of the Owned Hotels and the overall improvement in operating performance and operating efficiencies of the Owned and Leased Hotels.

     General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses increased by $2.1 million, or 75.4%, from $2.8 million in the 1997 Three Months to $4.9 million in the 1998 Three Months. This increase was primarily due to incremental expenses of approximately $0.6 million associated with the acquisitions of 11 Owned Hotels since March 31, 1997, as well as increased development costs of approximately $0.3 million. In addition, increased legal and accounting costs, associated with the growth of the Company, of approximately $0.6 million were incurred. As a result, general and administrative expenses as a percentage of revenues increased to 2.5% during the 1998 Three Months compared to 2.1% during the 1997 Three Months.

     Payroll and related benefits expenses increased by $1.8 million, or 38.1%, from $4.7 million in the 1997 Three Months to $6.5 million in the 1998 Three Months. Approximately $0.9 million of this increase was related to the addition of corporate management and staff personnel as the Company's portfolio of hotels grew, primarily resulting from the addition of the Leased Hotels for which the Company provides centralized accounting services. The remaining increase was attributed to increases in incentive bonuses for certain executive officers and key personnel. Payroll and related benefits expenses as a percentage of revenues decreased to 3.3% during the 1998 Three Months compared to 3.6% during the 1997 Three Months.

     Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from the Leased Hotels. Lease expense increased by $6.2 million, or 49.4%, from $12.6 million in the 1997 Three Months to $18.8 million in the 1998 Three Months. This increase was due to the addition of 24 Leased Hotels since March 31, 1997. The ADR for the Leased Hotels increased by 5.4%, from $66.35 during the 1997 Three Months to $69.90 during the 1998 Three Months, and the average occupancy rate decreased to 64.3% in the 1998 Three Months from 67.2% in the 1997 Three Months. This resulted in a slight increase in REVPAR to $44.93 during the 1998 Three Months.

     Depreciation and amortization increased by $4.5 million, or 53.5%, from $8.4 million in the 1997 Three Months to $12.9 million in the 1998 Three Months due to incremental depreciation related to the acquisitions of 11 Owned Hotels since March 31, 1997, and the amortization of deferred financing fees.

     Merger-related expenses of $2.7 million in the 1998 Three Months represent legal and other professional fees, as well as other corporate expenditures, incurred in connection with the proposed Merger discussed in Note 3 to the consolidated financial statements.

     Operating income (exclusive of Merger-related expenses) increased by $9.9 million, or 40.8%, from $24.3 million in the 1997 Three Months to $34.2 million in the 1998 Three Months. The operating margin decreased from 18.7% during the 1997 Three Months to 17.3% during the 1998 Three Months. This increase in operating income and decrease in the operating margin reflects the additional Owned and Leased Hotels since March 31, 1997 and the increase in general and administrative and payroll and related benefits expenses.

     Net interest expense increased by $7.9 million, or 107.7%, from $7.4 million in the 1997 Three Months to $15.3 million in the 1998 Three Months primarily due to additional borrowings related to the acquisitions of 11 Owned Hotels since the same period a year ago.

     Other expense in the 1997 and 1998 three-month periods consisted primarily of minority interests.

     Income tax expense in the 1997 and 1998 three-month periods was computed based on an effective tax rate of 38% and 41%, respectively. The increase in the effective tax rate in 1998 resulted from increased state income taxes and the non-deductibility or certain Merger-related expenses for income tax purposes.

     As a result of the changes noted above, net income decreased by $1.1 million, or 10.9%, from $10.2 million in the 1997 Three Months to $9.1 million in the 1998 Three Months. The net income margin decreased from 7.9% during the 1997 Three Months to 4.6% during the 1998 Three Months. Excluding Merger-related expenses and the related income tax benefit, net income increased by $0.9 million, or 8.5%, from $10.2 million in the 1997 Three Months to $11.1 million in the 1998 Three Months.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalent assets were $35.1 million at March 31, 1998 compared to $32.0 million at December 31, 1997. At March 31, 1998, current liabilities exceeded current assets by $68.8 million partially as a result of the Company's acquisition of one Owned Hotel which was financed with a $31.0 million short-term non-recourse loan maturing on December 31, 1998. In addition, the Company entered into a subordinated bridge debt facility that provides for up to $75.0 million of short-term borrowings. The Company borrowed $14.0 million under this facility, along with a $20.4 million short-term non-recourse loan, to finance the acquisition of one Owned Hotel in January 1998.

     The Company's principal sources of liquidity during the 1998 Three Months were cash from operations and borrowings under its credit facility. Net cash provided by operations was $18.8 million in the 1998 Three Months compared to $16.9 million in the 1997 Three Months. The Company used cash of $46.6 million in investing activities in the 1998 Three Months, which principally related to the acquisition of one Owned Hotel and investments in hotel real estate in the amount of $17.7 million and capital expenditures of $25.4 million. The Company's capital expenditure budget relating to existing operations for 1998 is $50.5 million. Net cash provided by financing activities in the amount of $30.9 million in the 1998 Three Months was primarily used to finance hotel acquisitions. The principal source of this cash was $66.5 million from proceeds from long-term debt, offset by long-term debt repayments of $85.5 million, and a $49.2 million capital contribution related to an acquired interest in a partnership which owns three Owned Hotels.

     At March 31, 1998, the Company's total indebtedness was $795.7 million, comprised of $411.5 million of term loans, $188.1 million of borrowings under its revolving credit facility, $14.0 million of borrowings under its subordinated bridge debt facility, $29.3 million of mortgage indebtedness encumbering six Owned Hotels in which the Company owns a controlling interest, $152.2 million of loans related to the acquisitions of seven Owned Hotels, and $0.6 million of other debt.

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

     The Company's credit facility contains certain restrictive covenants, including several financial ratios and restrictions on the payment of dividends, among other things. At March 31, 1998, the Company made expenditures relating to employee loans which exceeded amounts permitted by such covenants. The lenders have waived the non-compliance with such covenants resulting from such expenditures, and the Company currently anticipates satisfying all such covenants in the future.

     The Company has pursued a growth-oriented strategy involving, among other things, the acquisition of interests in additional hotel properties and hotel management companies, as well as the acquisition of additional management contracts (which may from time to time require capital expenditures by the Company). The Company is also pursuing selective development projects, particularly in the limited-service segment. At March 31, 1998, the Company had two limited-service hotels under construction with total projected development costs of $22.8 million. These properties consist of a Residence Inn by Marriott hotel in Pittsburgh, Pennsylvania, which opened in May 1998, and a Courtyard by Marriott hotel in St. Louis, Missouri. The total cost incurred through March 31, 1998 on these projects was $12.9 million. Management believes that the capital resources available to the Company will be sufficient to pursue the Company's acquisition strategy and to fund its other presently foreseeable capital requirements.

     The Company believes that, absent a presently unforeseen change, additional acquisition and development opportunities will continue to exist for the foreseeable future and, depending upon conditions in the capital and other financial markets as well as other factors, the Company may increase its borrowing capacity and consider the issuance of equity or debt securities, the proceeds of which could be used to finance acquisitions and development, to repay or refinance outstanding indebtedness or for other general corporate purposes.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The new standard requires that all public business enterprises report information about operating segments, as well as specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes that the new standard, which is effective for the fiscal year ending December 31, 1998, will not have a material financial impact on the Company.

     In February 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The new standard requires enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to the financial statements. In addition, the standard expands disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. Management believes that the new standard, which is effective for the fiscal year ending December 31, 1998, will not have a material financial impact on the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The quantitative and qualitative disclosures required by this Item 3 and by Rule 305 of SEC Regulation S-K are not applicable to the Company at this time. Interest rate exposure on indebtedness is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits.

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
       27.1                                Financial Data Schedule

(B) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, in the Commonwealth of Pennsylvania, on May 15, 1998.

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